Form 10-Q
period 1995-09-30
CITI BANCSHARES INC
filed 1995-11-03
CIK 715991

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549


                                                       FORM 10-Q



                          Quarterly Report Pursuant To Section 13 or 15(d)
                             Of The Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995


Commission File Number:          000-18507

                          Citi-Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

          Florida                               59-2298309
  (State Or Other Jurisdiction Of      (Internal Revenue Service Employer
   Incorporation Or Organization)            Identification Number)

        1211 N. Boulevard W., Leesburg, Florida                   34748
  (Address of principal executive offices)                      (Zip Code)

                              904-787-5111
             (Registrant's telephone number, including area code)

Indicate By Check Mark Whether The Registrant:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  Has been subject to such filing requirements for the past 90 days.

                   YES ___X___            NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 4,047,643

                                         FINANCIAL STATEMENTS (UNAUDITED)

                                       CITI-BANCSHARES, INC. AND SUBSIDIARY
                                                 LEESBURG, FLORIDA

                                                SEPTEMBER 30, 1995







                                                     CONTENTS



Part I - Financial Information                                      Page

  Item 1.

     Condensed Consolidated Balance Sheet                             1
     Condensed Consolidated Statement of Income                       2
     Condensed Consolidated Statements of Changes In
        Stockholders' Equity                                          3
     Condensed Consolidated Statements of Cash Flows                 4-5
     Notes to Condensed Consolidated Financial Statements            6-8

   Item 2.

     Management's Discussion  and Analysis of Financial              9-15
     Conditions and Results of Operations.

Part II - Other Information


  Item 1.  Legal Proceedings
             None

  Item 2.  Changes in Securities
             Not Applicable

  Item 3.  Defaults upon Senior Securities
             Not Applicable

  Item 4.  Submission of Matters to a Vote  of Security Holders
             Not Applicable

  Item 5.  Other Information                                           16
             See attached

  Item 6.  Exhibits and Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended September 30, 1995.


            Signatures

Pursuant to the requiremtns of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITI-BANCSHARES, INC.
                                            (REGISTRANT)

Dated:  October 20, 1995                By   /s/ K.W. MULLIS
                                              K. W. MULLIS
                                               PRESIDENT


Dated:  October 20, 1995                By  /s/ BOBBY A. SULLIVAN
                                              BOBBY A. SULLIVAN
                                                  SECRETARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                           (IN THOUSANDS)

                         ASSETS

                                                             (Unaudited)             (Audited)               (Unaudited)
                                                             Month End as           Year End as              Month End as
                                                              of 9/30/95            of 12/31/94               of 9/30/94
                                                         ---------------------------------------------------------------------

Cash and Demand Deposits Due From Banks                       $14,370               $14,321                   $10,573
Investment Securities (Market Value 9/30/95 -
   $208,577; 12/31/94 - $203,881; 9/30/94 -
   $205,522)                                                 $206,137              $206,547                  $206,440
Fed Funds Sold                                                  7,754                     0                         0
Loan Receivables                                              221,843               199,976                   195,117
Less:   Unearned Income                                          (881)               (1,024)                   (1,100)
           Allowance For Loan Losses                           (3,234)               (2,994)                   (2,938)
                                                        ---------------------   -------------------     ---------------------
Loan Receivables, Net                                         217,728               195,958                   191,079
Real Estate Owned                                                 613                   687                       797
Premises and Equipment, Net                                     6,880                 6,807                     6,924
Accrued Interest Receivable                                     4,336                 3,974                     3,924
Other Assets                                                    2,073                 4,534                     2,687
                                                         ---------------------   -------------------     ---------------------
Total Assets                                                  459,891               432,828                   422,424
                                                         =====================   ===================     =====================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits:
     Noninterest-Bearing                                       35,528                34,540                    33,202
     Interest -Bearing                                        368,694               354,327                   347,567
                                                         ---------------------   -------------------     ---------------------
   Total Deposits                                             404,222               388,867                   380,769
   Federal Funds Purchased and Securities Sold
      Under Agreements to Repurchase                            7,834                 5,633                     2,831
   Accrued Interest Payable                                     3,869                 2,393                     2,062
   Other Liabilities                                              866                 1,959                       295
                                                         ---------------------   -------------------     ---------------------
Total Liabilities                                             416,791               398,852                   385,957
                                                         ---------------------   -------------------     ---------------------
Stockholders' Equity
  Common Stock - Par Value $.01 Per Share;
     Authorized 10,000,000 Shares; Issued
     4,184,631 Shares                                              42                    42                        42
  Capital Surplus                                              11,208                11,208                    11,208
  Retained Earnings                                            32,106                27,338                    27,212
   Less:  Treasury Stock at Cost (136,988
      Shares in 1995 and 1994)                                   (792)                 (792)                     (792)
   Unrealized Gains (Losses) on Certain Securities                536                (3,820)                   (1,203)
                                                         ---------------------   -------------------     ---------------------
Total Stockholders' Equity                                     43,100                33,976                    36,467
                                                         ---------------------   -------------------     ---------------------
Total Liabilities and Stockholders' Equity                    459,891               432,828                   422,424
                                                         =====================   ===================     ==================

                                                   See accompanying notes.

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                               Nine Months Ended     Three Months Ended
                                                    September 30,        September 30,
                                                   --------------       ----------------
                                                   1995       1994      1995        1994
                                                  ------      -----     -----      ------


 Interest Income
   Loans,  Including Fees                       $14,095     $10,849    $4,933     $3,798
                                                 --------   -------    -------    -------
   Investment Securities:
      Taxable                                     8,531       8,741     2,892      2,925
      Exempt From Federal Income Taxes            2,113       2,049       686        723
                                                  -----       -----     -----      -----
  Total Investments Securities                   10,644      10,790     3,578      3,648
  Federal Funds Sold                                439         173       187         55
                                                  ------     ------     ------     ------
Total Interest Income                            25,178      21,812     8,698      7,501
                                                 ------      ------     ------     ------
Interest Expense
   Deposits                                      11,927       8,933     4,191      3,177
   Securities Sold Under Repurchase
      Agreements                                    257         104        98         38
                                                 -------      -----     -----      ------
Total Interest Expense                           12,184       9,037     4,289      3,215
                                                 -------      -----     -----      ------
Net Interest Income                              12,994      12,775     4,409      4,286

Provision For Loan Losses                          (255)       (523)     (130)      (201)
                                                --------      ------    ------     -------
Net Interest Income After Provision
   For Loan Losses                               12,739      12,252     4,279      4,085
                                               ----------     ------    ------     ------
Noninterest Income
  Investment Securities Gains (Losses)               29        (124)       26          0
  Service Charges on Deposit Accounts               839         835       299        267
  Trust Income                                      629         539       212        174
  Other Income                                      191         171        57         76
                                                 --------      -----   -------    ------
Total Noninterest Income                          1,688       1.421       594        517
                                                 ---------     -----   -------    -------
Noninterest Expense
  Salaries and Employee Benefits                  4,300       3,994     1,458      1,334
  Occupancy Expense                                 862         809       280        284
  Equipment Expense                                 691         682       221        220
  Other Expenses                                  2,107       2,179       535        682
                                                 -------      ------    ------     ------
Total Noninterest Expense                         7,960       7,664     2,494      2,520
                                                 -------      ------    ------     ------
Income Before Income Taxes                        6,467       6,009     2,379      2,082
Provision For Income Taxes                       (1,699)     (1,547)     (652)      (532)
                                                 --------     ------    ------     ------
Net Income                                       $4,768      $4,462    $1,727     $1,550
                                                =========   ========   =======    =======
Earnings Per Common Share and Common
  Shares Equivalent                               $1.18       $1.10     $0.43      $0.38
                                                =========   =========   ======    =======

Average Number of Shares                      4,052,326   4,047,643   4,052,326  4,047,643
                                              =========   ==========   =========  =========

Return on Average Assets                         1.42%       1.43%
                                              =========   =========
Return on Average Equity                        15.85%      16.24%
                                              =========    ========

                                                 See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                     (IN THOUSANDS)

                                                                                                            Unrealized
                                                                                                           Gains(Losses)
                                                      Common        Capital       Retained     Treasury     on Certain
                                                       Stock        Surplus       Earnings       Stock      Securities     Total
                                                      -------       --------      ---------     -------   -------------    -----

Balances, December 31, 1993
  (Audited)                                              $42        $11,208         $22,750     $ (792)         $3,586     $36,794
     Net Income                                            0              0           6,005          0               0       6,005
     Cash Dividend Declared
        ($.35 Per Share)                                   0              0          (1,417)         0               0      (1,417)
     Unrealized (Losses) on
       Certain Securities                                  0              0               0          0          (7,406)     (7,406)
                                                     --------       --------        ---------     ------      ----------   ---------
Balances, December 31, 1994
  (Audited)                                               42         11,208          27,338       (792)         (3,820)     33,976
     Net Income                                            0              0           4,768          0               0       4,768
     Unrealized Gains on
       Certain Securities                                  0              0               0          0           4,356       4,356
                                                     ---------       --------        -------      -------      ---------    --------
Balances, September 30, 1995
  (Unaudited)                                            $42        $11,208          $32,106     $(792)         $  536      $43,100
                                                     ==========     ==========      ==========   ========      ==========   ========





                             See accompanying notes.

                                         CONDENSED CONSOLIDATED
                                        STATEMENTS OF CASH FLOWS
                        CITI-BANCHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   -----------------
                                                                    1995          1994
                                                                   ------        ------

Cash Flows From Operating Activities
   Net Income                                                       $4,768       $4,462
   Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities:
          Provision For Loan Losses                                    255          523
          Depreciation                                                 489          518
          Net (Accretion)/Amortization of Discount on Investments     (330)        (271)
          (Gain) Loss on Sale of Investments and Real Estate Owned     (30)          74
          Decrease (Increase) in Accrued Interest Receivable          (362)        (253)
          Increase (Decrease) in Accrued Interest Payable            1,476          121
          Other                                                        158         (406)
                                                                    -------       -------
Net Cash Provided By Operating Activities                            6,424        4,768
                                                                    --------      -------

Cash Flows From Investing Activities
   Proceeds From Sales of Investment Securities                     65,151        17,816
   Proceeds From Maturities of Investment Securities                17,728        22,270
   Purchases of Investment Securities                              (75,269)      (47,356)
   Net (Increase) in Loan Receivables                              (21,910)      (15,498)
   Proceeds From Sale of Real Estate Owned                             102         1,500
   Purchases of Premises and Equipment                                (562)         (772)
                                                                  ----------     --------
Net Cash (Used In) Investing Activities                            (14,760)      (22,040)
                                                                  -----------    ---------

Cash Flows From Financing Activities
     Net Increase in Demand Deposits, NOW Accounts, and
        Savings Accounts                                               988         2,453
    Net Increase in Certificate of Deposit                          14,367        14,041
    Net Increase (Decrease) in Federal Funds Purchased
       and Securities Sold Under Agreements to Repurchase            2,201        (2,660)
    Dividends Paid                                                  (1,417)       (1,255)
                                                                   ---------     ---------
Net Cash Provided By Financing Activities                           16,139        12,579
                                                                   ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents                 7,803        (4,693)

Cash and Cash Equivalents, Beginning of Period                      14,321        15,266
                                                                  ----------     ----------

Cash and Cash Equivalents, End of Period                           $22,124       $10,573
                                                                  ===========   ===========


                                                       See accompanying notes.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        CITI-BANCHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                             (UNAUDITED)
                                           (IN THOUSANDS)
                                            (Concluded)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                ------------------
                                                                                  1995        1994
                                                                                 ------      ------

Supplemental Disclosures of Cash Flow Information

Cash and Cash Equivalents
      Cash and Demand Deposits Due From Banks                                   $14,370     $10,573
      Federal Funds Sold                                                          7,754           0
                                                                                --------     --------
Total Cash and Cash Equivalents                                                 $22,124     $10,573
                                                                                =========    =========


                                                                                ---------    ---------
Interest Paid                                                                   $10,709       $8,916
                                                                                ==========   =========

                                                                                ==========   =========
Income Taxes Paid                                                                $1,476       $1,493
                                                                                ==========   ==========















                                                       See accompanying notes.

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA

Note 1 -   Significant Accounting Policies

The accounting and reporting policies of Citi-Banshares, Inc. (the Company) and its subsidiary conform to generally accepted accounting principles and to predominant practices with the banking industry.

In the opinion of the Company's management, all adjustments necessary to present fairy the financial position as of September 30, 1995, and the results of operations and cash flows for the period then ended have been included and are of a normal and recurring nature.

Certain amounts for 1995 and 1994 were reclassified to conform with statement presentation for September 30, 1995. These reclassifications have no effect on stockholders' equity or net income as previously reported.


Note 2 -   Income Taxes

Federal and state income taxes are provided on income reported for financial statement purposes and include both current and deferred income tax expense. Current income tax expense is recorded to reflect income taxes based upon the tax returns filed with the appropriate taxing agencies. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end. The change in deferred taxes attributable to the carrying value of investments categorized as "available-for-sale" is recognized as a change in stockholders' equity. The change in deferred income taxes attributable to all other timing differences is recognized as deferred income tax expense or benefit. The tax benefit related to operating loss and tax credit carryforwards, if any, are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized. Investment tax credits, if any, are accounted for using the flow-through method.

The Company files consolidated federal and state income tax returns with its subsidiary, Citizens National Bank of Leesburg. Federal and state income taxes are allocated between the Company and its subsidiary in proportion to the respective contributions in consolidated taxable income.

Note 3 -   Loans and Allowance For Loan Losses

Major categories of loans included in the loan portfolio are:


                                                                 (In Thousands)
                                                   --------------------------------------------
                                                   (Unaudited)       (Audited)      (Unaudited)
                                                     9/30/95          12/31/94         9/30/94
                                                    ----------       ----------      ----------

Commercial, Financial, and Agricultural            $   21,722       $   13,457      $  15,425
Real Estate                                           178,643          166,039        159,654
Installment Loans                                      21,478           20,480         20,038
                                                   ----------       ----------      ---------
Loans Receivables                                  $  221,843       $  199,976      $ 195,117
                                                   ==========       ==========      =========

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA


Note 3 -   Loans and Allowance For Loan Losses- (Concluded)

Changes in the allowance for loan loses are summarized as follows:


                                                                 (In Thousands)
                                                   --------------------------------------------
                                                   (Unaudited)       (Audited)      (Unaudited)
                                                     9/30/95          12/31/94         9/30/94
                                                    ----------       ----------      ----------

Balance, Beginning of Period                      $    2,994       $    2,490      $   2,490
Additions:
   Provision Charged to Expense                          255              600            523
      Recoveries on Loans Previously
      Charged Off                                         58              115             90
                                                    ----------       ----------      ---------
Total Additions                                          313              715            613
(Loans Charged Off)                                      (73)            (211)          (165)
                                                    ----------        ---------       ---------
Balance, End of Period                             $   3,234        $   2,994       $  2,938
                                                   ==========       ==========      =========



Note 4 -  Unrealized Gain on Securities Available-For-Sale


Effective December 31, 1993, the Company adopted the investment categorization and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 ( FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects of the statement of stockholders' equity as of September 30, 1995, December 31, 1994, and September 30, 1994:




                                                                 (In Thousands)
                                                   --------------------------------------------
                                                   (Unaudited)       (Audited)      (Unaudited)
                                                     9/30/95          12/31/94         9/30/94
                                                    ----------       ----------      ----------

Gross Unrealized Gains (Losses) on
   Investment Securities Available-
   For-Sale                                           $  841         $  (5,999)     $  (1,886)
Deferred Income Tax (Liability) Asset
   on Unrealized Gain                                   (305)            2,179            683
                                                       ------         ----------     ----------
Net Increase (Decrease) in Stockholders'
    Equity                                             $ 536          $ (3,820)     $  (1,203)
                                                       =======         =========     ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                              (Concluded)


Note 5 -   Premises and Equipment

A summary of premises and equipment is as follows:

                                                              (In Thousands)
                                                  -------------------------------------------
                                                (Unaudited)        (Audited)       (Unaudited)
                                                   9/30/95         12/31/94         9/30/94
                                                 ----------         ---------      -----------

Land                                            $  1,059           $    840         $    840
Buildings                                          6,847              6,670            6,657
Furniture, Fixtures and Equipment                  5,065              4,899            5,298
                                                --------            -------         --------
                                                  12,971             12,409           12,795
(Accumulated Depreciation)                        (6,091)            (5,602)          (5,871)
                                                ---------           --------        ---------
Total Premises and Equipment                   $   6,880           $  6,807         $  6,924
                                                =========           ========        =========

Note 6 -   Deposits


                                                             (In Thousands)

                                              (Unaudited)    (Audited)         (Unaudited)
                                                 9/30/95      12/31/94            9/30/94
                                               ----------    -----------       -----------


Demand                                          $ 50,807      $   54,122        $ 49,611
Savings                                           90,387         111,648         113,097
Time                                             227,500         188,557         184,859
                                               ---------      ----------        --------
Total Interest-Bearing Accounts                 $368,694      $  354,327        $347,567
                                               =========      ==========        ========

Note 7 -   Stock Option Plan

In 1994, the Company adopted a stock option plan for granting nonqualified stock options to specified officers. The nonqualified stock options are granted to the officers provided the Bank meets certain target performance and asset quality criteria. The stock options are exercisable at a price equal to the book value per share as of the date of grant. These stock options are exercisable two years after the date of grant. In February 1995, options for 11,250 shares were granted effective January 1, 1995.

These securities were included in the calculation of primary earning per share as a common stock equivalent.

Note 8 -   Commitments

On September 15, 1995, the Company signed a nonbinding letter of intent to acquire a local financial institution. The agreement is subject to an indepth due diligence investigation and regulatory approval.

                                               MANAGEMENT DISCUSSION


                                               OUTSTANDING BALANCES



LOANS

Gross loans at September 30, 1995 were up $21,867,000 over December 31, 1994, an annualized increase of 14.58%. This is up from the $15,251,000 growth we enjoyed in the first nine months of last year. Our loan growth in the first nine months of this year was primarily in residential and commercial real estate mortgages. The ratio of gross loans to total deposits for September 30, 1995 was 54.88% compared to 51.43% at year-end 1994.



DEPOSITS

Total deposits at September 30, 1995 were up $15,355,000 over December 31, 1994, an annualized increase of 5.26%. In comparison, deposits grew $16,494,000 in the same period last year. Non-interest bearing deposits increased $988,000 from December 31, 1994 to September 30, 1995 and interest-bearing deposits increased $14,367,000, during the same period. From December 31, 1994 to Spetmber 30, 1995 we saw the following change in interest-bearing deposits:

                                          (in thousands)
                                                       $          %
                          9/30/95      12/31/94     GROWTH     GROWTH
                          -------      --------     -------    -------

Demand                   $ 50,807     $ 54,122     $(3,315)    (6.13%)
Savings                    90,387      111,648     (21,261)   (19.04%)
Time                      227,500      188,557      38,943     20.65%
                         --------     --------     -------     -------
Total Interest-Bearing   $368,694     $354,327     $14,367      4.05%

Non-Interest Bearing     $ 35,528     $ 34,540     $   988      2.86%

Total Deposits           $404,222     $388,867     $15,355      3.95%

                       Annualized Total Deposit Growth:  5.26%

                              NET INTEREST INCOME



INTEREST INCOME

         The interest income on earning assets was $8,698,000 in the third quarter of 1995, an increase of $1,197,000 when compared to the third quarter of 1994. The increase in income was due entirely from the increase in outstanding loan balances. There were no changes in income directly attributable to changes in rates on loans.



INTEREST EXPENSE

Interest expense was $4,289,000 in the third quarter of 1995, an increase of $1,074,000 when compared to the same period in 1994. Most of the increase in interest expense is due to the increase in rates paid by the bank in the third quarter of 1995. It appears that the decline in net interest margin stabilized in the third quarter of 1995. The dollar volume of interest bearing deposits increased $21,127,000 from the ending of third quarter 1994 as compared to the ending balance of third quarter 1995.


NET INTEREST INCOME

Third quarter net interest income in 1995 was $4,409,000, an increase of $123,000 over the third quarter 1994 level of $4,286,000.




                                   LOAN QUALITY


PROVISION/ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $130,000 in the third quarter of 1995. This is a decrease of $71,000 when compared to the 1994 third quarter loan provision of $201,000. The decrease in the provision is a direct benefit of the continued improvement of our asset quality of the bank.

Year-to-date net charge-offs in the first nine months of 1995 are $15,000 compared to $75,000 for the first nine months of 1994.

The allowance for loan losses as a percentage of gross loans is as follows:

                                   96/30/95        12/31/94

ALL/Gross Loans                      1.46%          1.50%
Actual $ In Loan Loss Reserve     $3,324,000     $2,994,000



RISK ELEMENTS

All loan delinquencies over 30 days past due and all loans on non-accrual as a percentage of total loans are reflected below:

                             9/30/95     12/31/94     9/30/94

Total Loan Delinquencies      0.61%        0.59%       0.90%
Total Non-Accrual Loans       0.28%        0.25%       0.31%
Total Delinquencies and
 Non-Accruals                 0.89%        0.84%       0.90%

Other Real Estate Owned (O.R.E.O.) consists primarily of foreclosed real estate and has decreased in the past year as the Company disposed of O.R.E.O. in an improving economy:

                            9/30/95      12/31/94    9/30/94

O.R.E.O./Total Real
 Estate Loans               0.35%        0.41%        0.49%
Actual $ In O.R.E.O.     $613,000     $686,735    $ 797,328

All O.R.E.O. has been written down to the current appraised value at the time the bank took ownership.

                                                NON-INTEREST INCOME


Non-interest income for the third quarter of 1995, net of securities gains/losses was $568,000, an increase of $51,000 or 9.87% over the third quarter of 1994 figure of $517,000.

Gains on the sale of securities in the third quarter of 1995 were $26,000 as compared to the no gains or losses on sales of securities in the third quarter of 1994.

The Company will continue to manage its securities portfolio in this moderately flat yield curve rate environment to sell any lower yielding securities and purchase higher yielding investments as the opportunity arises.

Trust income for the third quarter of 1995 was up $38,000 over the same period a year ago.




                      NON-INTEREST EXPENSE

The Company's non-interest expense was $2,494,000 in the third quarter of 1995, down $26,000 or 1.03% over the corresponding period in 1994. The Company experienced a favorable reduction in FDIC insurance rates in the third quarter of 1995. The after taxes reduction in non-interest expense due to the refund of the reduced FDIC insurance premiums amount to $159,000 in the third quarter of 1995.

Management continues to emphasize expense control in all areas as evidenced by the Bank Holding Company Performance Report for June 30, 1995, which compares our holding company to 231 holding companies in our peer group:

                                      6/30/95        6/30/95
                                        OUR           PEER
                                      COMPANY         GROUP

Overhead Expense as Percentage
of Average Assets                      2.46%          3.44%

                                                    NET INCOME


Third quarter net income for 1995 was up $177,000 from the third quarter of 1994.

Earnings per share for the third quarter of 1995 were $0.43 compared to $0.38 per share from total income in the third quarter of 1994.

The annualized return on average assets as of September 30, 1995 was 1.42% compared to 1.43% for the same period in 1994.

Return on average equity, excluding the impact of FASB 115, for the third quarter of 1995 is 15.82%. This is down from 16.79% for the same period in 1994.



                                                      CAPITAL

Total stockholders' equity, excluding the effect of FASB 115, was $42,564,000 on September 30, 1995, an increase of $4,768,000 over the December 31, 1994 level of $37,796,000. This 12.62% increase in capital was provided entirely through retained earnings.

When including the effect of FASB 115 by adding in the net unrealized gain on securities classified "available for sale" the September 30, 1995 total stockholders' equity is $43,100,000 compared to year-end 1994 stockholders' equity of $33,976,000. On December 31, 1994 the Company had $(3,820,000) in net unrealized losses on securities classified as "available for sale" compared to $536,000 in net unrealized gains on September 30, 1995. As a percentage of total assets, stockholders' equity including adjustments for FASB 115, increased from 7.85% on December 31, 1994 to 9.37% on September 30, 1995. Excluding the impact of FASB 115, stockholders' equity as a percentage of total assets was 9.26% on September 30, 1995 compared to 8.73% on December 31, 1994.

Risk based capital ratios, excluding the effect of FASB 115, are shown below:

                                                     REGULATORY
                                         ACTUAL        MINIMUM
                                        9/30/95       12/31/94

         Tier I Risk Based Capital
     (Tier I: Stockholders' Equity
      / Risk Based Assets at
      Quarter End)                        18.77%         4.0%

     Total Risk Based Capital
         (Total: Stockholders' Equity
      plus Loan Loss Reserve /
      Risk Based Assets at Quarter
      End)                                20.02%         8.0%

         Leverage Capital (excluding
      FASB 115)
         (Stockholders' Equity /
      Average Total Assets for
      the Quarter)                         9.31%         3.0%

                                                      SUMMARY


The Company continues to enjoy good earnings and growth through the third quarter of 1995. While Interest margins have narrowed in the last nine months, good investment portfolio management, expense control and loan growth have all contributed to this profitability. During the third quarter of 1995, the Company continued to build its loan loss reserve. "Other Real Estate Owned" and non-performing assets have declined to very satisfactory levels.

The Company has no securities in its investments portfolio that equal 10% or more of our capital as of Septmber 30, 1995. The unrealized gains in our investment portfolio on securities classified "held-to-maturity" on September 30, 1995 were $2,440,000. The unrealized gains in our investment portfolio on those securities classified "available-for-sale" as of September 30, 1995 were $841,824. Each of these numbers are shown without any consideration of income tax effects. While FASB 115 requires the "available-for -sale" securities be shown at the market value we would receive if they were sold, the majority of these securities will be held to maturity and no gain or loss will be incurred. Management opted at year-end 1994 to put approximately 75% of its portfolio in the available-for-sale classification simply to provide the flexibility needed to maintain liquidity and reposition its portfolio as necessary. Management does not know of any loans not already classified or on non-accrual that would materially impact future operating results, liquidity or capital resources. Nor does Management know of any trends, events, current regulatory proposals or uncertainties that will have, or that are reasonably likely to have material effect on the Company liquidity, capital, resources or operations.

                   PART II    OTHER INFORMATION


Item 5    Other Information

On September 15, 1995, Citi-Bancshares, Inc. entered into a nonbinding Letter of Intent with Citizens First Bancshares, Inc., Ocala, Florida to acquire 100% of the outstnading shares of Citizens First Bancshares stock. The agreement is subject to an indepth due diligence investigation and regulatory approval.