Form 10-Q/A
period 1995-09-30
CITI BANCSHARES INC
filed 1995-12-27
CIK 715991

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549


                                                       FORM 10-Q (Amendment #1)



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
             See attached

  Item 6.  Exhibits and Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended September 30, 1995.
             Exhibit 27

            Signatures

Pursuant to the requiremtns of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITI-BANCSHARES, INC.
                                            (REGISTRANT)

Dated:  December 27, 1995                By   /s/ K.W. MULLIS
                                              K. W. MULLIS
                                               PRESIDENT


Dated:  December 27, 1995                By  /s/ BOBBY A. SULLIVAN
                                              BOBBY A. SULLIVAN
                                                  SECRETARY