Form 10-K
period 1995-12-31
CITI BANCSHARES INC
filed 1996-04-01
CIK 715991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) FOR THE TRANSITION PERIOD FROM TO

Commission File No. 2-82233

                            CITI-BANCSHARES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Florida                             59-2298309
    -------------------------------      ------------------------------------
    (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NUMBER)
    incorporation or organization)

              1211 North Boulevard West, Leesburg, FLORIDA 34748
              --------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (904) 787-5111
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE Act:
         -----------------------------------------------------------
                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         -----------------------------------------------------------

Common Stock, Par Value $.01           Name of each exchange on which registered
- ----------------------------           -----------------------------------------
      (Title of Class)                                   None

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X   NO
                                                 ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part m of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 19,1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $64,453,177.

As of March 19,1996, the number of shares outstanding of the Registrant's $ 01 par value common stock was 4,047,643.

DOCUMENTS INCORPORATED BY REFERENCE:
I. Portions of the registrant's 1995 Armual Report to Shareholders for the fiscal year ended December 31, 1995 ("1995 Annual Report"), are incorporated by reference into Parts II and IV.

2. Portions of the registrant's 1996 Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1996 (" 1996 Proxy Statement"), are incorporated by reference into Part III.

                        FORM 10-K CROSS-REFERENCE INDEX

                                                Page                 Page(s) of 1995
                                                of 10-K              Annual Report
                                                -------              ---------------
Part I

 Item 1.   Business................................1.................N/A
 Item 2.   Properties.............................11.................N/A
 Item 3 .  Legal Proceedings .....................12.................N/A
 Item 4.   Submission of Matters to a
              Vote of Security Holders ...........12.................N/A

Part II

 Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters......12..................22

 Item 6.   Selected Financial Data................12.................. 5

 Item 7.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations............13................... 6-19

 Item 8.   Financial Statements and
             Supplementary Data...................13...................20-45

 Item 9.   Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosures ...........13...................N/A


                                                 Page                 Page(s) of 1996
                                                 of 10-K              Proxy Statement
                                                 -------              ---------------
Part III

Item 10. Directors and Executive
             Officers of the Registrant............13.................3-8 and 18

Item 11. Executive Compensation....................13.................8-17

Item 12. Security Ownership of Certain
             Beneficial Owners and
             Management ...........................13.................3-8 and 18

Item 13. Certain Relationships and


                                       Page                    Page(s) of 1995
                                       of 10-K                 Annual Report
                                       -------                 ---------------
Part IV

Item 14. Exhibits, Financial Statement ..14................... 23-45

           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1995 and 1994
           Consolidated Statements of Income for the years ended December 31,
            1995, 1994 and 1993
           Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1995, 1994 and 1993
           Consolidated Statements of Cash Flows for the years ended December
            31, 1995, 1994 and 1993
           Notes to Consolidated Financial Statements

(a) (2) Financial Statements Schedules ..14.................     N/A


(a) (3) Exhibits ........................14.................     N/A

(b) Reports on Form 8-K .................15.................     N/A

(c) Exhibits.............................15.................     N/A

(d) Financial Statement Schedules........15.................     N/A


PART I

ITEM 1. BUSINESS

                                    GENERAL

GENERAL

         Citi-Bancshares, Inc. ("Citi-Bancshares" or the "Company") is a bank holding company whose sole subsidiary, Citizens National Bank of Leesburg ("Citizens" or the "Bank"), is engaged in bank and bank-related activities. Citi-Bancshares is a legal entity separate and distinct from the Bank. Citi-Bancshares derives substantially all of its revenue from dividends and service fees charged to the Bank for various services. The Bank is managed as a separate entity. Herein, unless the text otherwise requires, "Citi-Bancshares" and the "Company" include its subsidiaries.

         The Bank commenced operation as national bank on April 11, 1953. It is a member of the Federal Reserve System, FedeMI Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF").

         The Company is a Florida corporation that is registered with the Federal Reserve as a "bank holding company" under the BHC Act. Through the Bank, the Company provides a wide range of commercial and retail banking services, trust services and various other financial services in central Florida. The Bank currently operates six full service banking offices in Lake County, Florida, one in Sumter County, Florida, and one in Marion County, Florida.

         On November 1, 1995, the Company entered into an agreement (the "Acquisition Agreement") to acquire in exchange for 425,000 shares of Company common stock (the "Acquisition"), Citizens First Bancshares, Inc. ("CBI"), and its wholly-owned subsidiary, Citizens First Bank of Ocala ("CFBO"), both of Ocala, Marion County, Florida. The Acquisition Agreement provides for the merger of CFB and CFBO with and into the Company and the Bank, respectively. The Acquisition has been approved by the Federal Reserve and the OCC, but remains subject to approval by CFB's shareholders at a shareholders' meeting to be held on April 11, 1996. Subject to the approval of CFB's shareholders and other conditions contained in the Acquisition Agreement, including the treatment of the Acquisition as a pooling of interests by the Company, the Acquisition is expected to be consummated on or about April 19, 1996. At year-end 1995, CFB had total consolidated assets of $39.5 million and consolidated shareholders' equity of $4.2 million.

         The Company has evaluated other acquisition opportunities from time to time. As a result, acquisition discussions and, in some cases, negotiations may take place. Future acquisitions involving cash, debt or equity securities may arise. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of Citi-Bancshares's book value and/or net income per common share may occur in connection with any such future acquisitions. In addition, the Company has been approached from time to time by entities seeking to discuss a possible acquisition of the Company, but to date, the Company has not entered into any negotiations with any such entities. Citi-Bancshares believes it is likely that because if its size, market position and location, it may continue to receive such inquiries. Citi-Bancshares's long-term strategic plan is to remain an independent institution, but CBI will continue to evaluate proposals consistent with the CBI Board's fiduciary duties. The results of any such discussions and evaluations cannot be predicted.

         The Bank serves Lake, Sumter and Marion Counties in central Florida. The Company's primary market area, Lake County, had a 45% growth in population from 104,870 in 1980 to 152,104 in 1990. Lake County's population increased a further 12.5% from 1990 to 1994 to 171,168.

         As of February 16, 1996, Citi-Bancshares had 169 full-time employees and 16 part-time employees. Subject to certain initial vesting periods, all full-time employees were eligible to participate in the Bank's health and welfare plans, and the profit sharing plan and pension plan. Citi-Bancshares believes that relations between CBI and its employees are generally good.

           The Bank offers a variety of banking services, including checking accounts, money market and super NOW deposit accounts, other savings accounts, certificates of deposit, money orders, travelers cheques, safe deposit boxes, night depository facilities, installment loans, commercial loans, mortgage loans, collection and trust services. In addition, the Bank offers agricultural loans for equipment and crops and real estate loans.

         All of the banking offices have an automatic teller machine ("ATM") to provide customers 24-hour access to their deposit accounts. The Bank is a member of the following electronic funds transfer networks through Mellon Network Services: Honor, Cirrus and Presto. Membership in these networks allows customers access to their accounts statewide and in most parts of the country. In addition, Citi-Bancshares' proprietary ATMs can accommodate card holders on the Plus/Visa, American Express and Discover networks. Citi-Bancshares also offers Debit Card services to its deposit customers. Citi-Bancshares deposit customers can use their debit card at any merchant that accepts Visa or at any ATM that is on the Honor, Cirrus or Presto Networks.

         The Company's' and the Bank's main offices are located at 1211 North Boulevard West, Leesburg, Florida. The Bank's eight branch offices are located at (i) U. S. Highway 27, 441 and Palm Street, Fruitland Park, Florida, (ii) 7000 U.S. Highway 441, Leesburg, Florida in front of the Lake Square Mall Shopping Center, (iii) North U.S. Highway 441, Lady Lake, Florida at The Villages, (iv) 200 Orange Avenue, Eustis, Florida, (v) 359 East Burleigh Boulevard, Tavares, Florida, (vi) 300 South Main Street, Wildwood, Florida,
(vii) 1701 S.E. 109th Avenue, Summerfield, Florida, and (viii) 1515 East Silver Springs Boulevard, Suite E-170, Ocala, Florida.

SERVICES AND MARKETS

         CBI has grown from the third largest bank in Lake County in 1990 with 12.99% of individual, partnership and corporate ("IPC") to the largest bank with 18.30% of the county's IPC deposits by the end of 1994. At that time, the second and third largest banks had market shares of 18.13% and 17.14%, respectively. CBI attributes this growth in market share to superior customer service and product compatibility with its customers needs.

         The economy for Lake County has been stable over the last decade due mostly to the influx of retirement aged residents. Industry has been in a transition from primarily an agricultural base, including citrus production, to various other industries, including aluminum extrusion manufacturing, fruit packaging products, thermometer manufacturing and food products processing. The Lake County unemployment rate has decreased from 8.7% in 1992 to 5.8% in 1995. The reduction in the unemployment rate for those periods is mostly attributable to the transition of seasonal agrarian help to the manufacturing and services industries. Compared to the region, Lake County now has relatively high resident concentrations of blue-collar skills, which include precision production, machine operators, and general laborers.

         Household effective buying income increased 92.5% from $15,790 in 1980 to $30,397 in 1990, and grew a further $1,087 to $31,484 by 1993. The medium single-family home in Lake County increased in value from $67,789 in 1990 to $72,248 in 1992.

                                  COMPETITION

Factors affecting competition in the Bank's service area include office location, customer convenience and banking services that are provided. The Bank competes with eight other commercial banks and three savings and loan associations within its service area.

                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

BANK HOLDING COMPANY REGULATIONS

         Citi-Bancshares is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, Citi-Bancshares and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

         The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank also are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

         The BHC Act requires prior approval of the Federal Reserve for, among other things, a bank holding company to acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or for any merger or consolidation with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy which is discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Citi-Bancshares and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. As of March 1, 1995, Florida had not adopted legislation opting in or out of interstate branching, but option legislation is expected to be introduced for consideration by the Florida Legislature in Spring 1996.

     The BHC Act generally prohibits bank holding companies from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measure to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

     The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the "OCC"), which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. The Bank is a member of the Federal Reserve System and of the FDIC's Bank Insurance Fund ("BIF"), and its deposits are insured by the FDIC to the maximum extent provided by law.

     Under present Florida law, the Bank currently may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.


PAYMENT OF DIVIDENDS

     Citi-Bancshares is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of Citi-Bancshares, including cash flow to pay dividends to their respective stockholders, are dividends from its banking subsidiary. There are statutory and regulatory limitations on the payment of dividends by these depository institution subsidiaries to Citi-Bancshares, as well as by Citi-Bancshares to its stockholders.

National banks, including the Bank, are required to obtain prior OCC approval for the payment of dividends if the total of all dividends declared by the bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the proceeding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that their retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation).

     If, in the opinion of the federal banking regulator, a bank or thrih under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, aher notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31, 1995, the Bank, without obtaining prior OCC approval, could declare aggregate dividends to Citi-Bancshares of approximately $15,631,901.

     The payment of dividends by Citi-Bancshares and its banking subsidiary may also be affected or limited by other factors, including, without limitation, the need to maintain adequate capital and liquidity.

CAPITAL ADEQUACY

     Citi-Bancshares and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of Citi-Bancshares and the OCC, respectively. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. The OCC has established similar capital standards applicable to the Bank.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum required ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to riskweighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible" Tier 1 Capital Leverage Ratio (Tier 1 Capital less all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.


                                    MINIMUM      EXCESS             MINIMUM
                       ACTUAL      REQUIRED      ABOVE      ACTUAL  REQUIRED
                       CAPITAL      CAPITAL     MINIMUM    PERCENT  PERCENT
                     -----------  -----------  ----------- -------  -------
  Leverage.........  $42,584,000  $14,210,000  $28,374,000   8.99%    3%
  Risk-based:
   Tier 1..........  $42,584,000  $ 9,128,000  $33,456,000  18.66%    4%
   Total ..........  $45,444,000  $18,259,000  $27,185,000  19.91%    8%


     The Bank is subject to similar risk-based and leverage capital requirements of the OCC. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1995. Neither Citi-Bancshares nor the Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

SUPPORT OF SUBSIDIARY BANKS

     Under Federal Reserve policy, bank holding companies are expected to act as sources of financial strength for, and to commit resources to support, its banking subsidiary. This support may be required at times when, absent such Federal Reserve policy, a bank holding company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly-controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. As a result, if the Company had more than one depository institution affiliate, any loss suffered by the FDIC in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provision, the assessment of such estimated losses against the Company's depository institution affiliates and a potential loss of the Company's investment in such subsidiaries.

PROMPT CORRECTIVE ACTION

     FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Risk-Based Capital Ratio of 8.0% or greater, a Tier I Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. A depository institution that has a Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. A depository institution that has a Risk-Based Capital Ratio of less than 6.0%, a Tier I Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer.

     At December 31, 1995, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

     In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will pay assessments ranging from four basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest, were paid for BIF assessments on September 30, 1995. On November 14,1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for BIF members in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.


                                             Citi-Bancshares
                                             ---------------
                          BIF Premium Paid      $701,497
                          BIF Refund Received   (249.792)
                                                --------
                          Net Paid in 1995      $451.705
                                                ========



     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

SAFETY AND SOUNDNESS STANDARDS

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and intemal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stod; valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt correction action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards. See "--Prompt Corrective Action. "

COMMUNITY REINVESTMENT ACT

     Citi-Bancshares and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following their most recent CRA examinations, the Bank received a "satisfactory" CRA rating.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primaly federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test--the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks--will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of lowto-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

     Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. However, Citi-Bancshares is not subject to these criteria. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications.

DEPOSITOR PREFERENCE

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

ENFORCEMENT POLICIES AND ACTIONS

     FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties of up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA. See "FINANCIAL STATEMENTS. "

LEGISLATIVE AND REGULATORY CHANGES

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks." Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, over extension of deposit insurance, the fragmented regulatory system and the under capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline. Risk based deposit insurance premiums were proposed with feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are recapitalization of the FDIC's Savings Insurance Fund ("SAIF") and a possible combination of the BIF and SAIF deposit insurance funds, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The United States House of Representatives has passed a bill freezing the adoption of new regulations. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these be adopted, and, if adopted, how these proposals will affect Citi-Bancshares and the Bank. The United States Supreme Court also is considering a case involving the powers of banking affiliates to conduct insurance business in the State of Florida.

FISCAL AND MONETARY POLICY

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of CitiBancshares are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on CitiBancshares cannot be predicted.


                   EFFECTS OF INFLATION AND CHANGING PRICES

     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Statistical Information

Certain statistical information (as required by Guide 3) is included in response to Item 7 hereof. Certain statistical information is included in response to Item 6 and Item 8 hereof.

Item 2. Properties

The Bank's main office is located in an approximately 26,400 square foot building owned by the Bank located at 1211 North Boulevard West, Leesburg, Florida. The building is a two-story modern building, having six drive-in windows and two walk-up banking windows. Across the street is a 1,000 square foot building which accommodates eight drive-ins, one of which is an ATM, and one walk-up window. Citi-Bancshares maintains its operations, including all executive offices and loans and trust facilities, in an adjacent three-story building of approximately 43,600 square feet, which is connected to the Bank's main offlce building by a walk through at the second story level.

As of December 31, 1995, the net carrying value of all offices was approximately $7,371,327. The Bank's branch offices are described as follows:

     Fruitland Park Branch, located at the corner of U.S. 27, 441 and Palm Street, Fruitland Park, Florida, consists of a one story building with approximately 3,000 square feet. Four drive-in windows are at this location, one of which is an ATM.

     Lake Square Mall Branch, located at 7000 South U.S. Highway 441, is a one story building with approximately 3,600 square feet located on a land lease. Six drive-in windows are at this location, one of which is an ATM.

     The Villaves Branch, located at North U.S. Highway 441, Lady Lake, Florida, is a one story building with approximately 5,000 square feet. Six drive-in windows are at this location, one of which is an ATM.

     Eustis Branch, located at 200 Orange Avenue, Eustis, Florida, is a leased building with approximately 2,600 square feet. There is one drive-in window, and one walk-up ATM at this location.

     Tavares Branch, located at 359 East Burleigh Boulevard, Tavares, Florida, is a leased building with approximately 1,250 square feet. There are no drive-in windows at this location, however, there is one free standing ATM located in the front parking lot.

     Wildwood Branch, located at 300 South Main Street, Wildwood, Florida, is a one story building with 6,298 square feet. There are four drive-in windows, and one walk-up ATM at this location.

     Spruce Creek Branch, located at 17801 S.E. 109th Avenue, Summerfield, Florida 34491. This office was opened in October 1995 and has approximately 4,600 square feet with five drive-in windows and one drive-up ATM.

     Ocala Branch, located at 1515 East Silver Springs Boulevard, Suite E-170, is an office located in a strip shopping complex with 1,000 square feet.

Item 3. Legal Proceedings

Neither the Registrant nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of banking. The Bank is involved in legal proceedings primarily involving the recovery of loans previously charged-off or adequately provided for in the allowance for loan losses. After a review of all litigation with CBI's and the Bank's legal counsel, management believes that the resolution of these matters will not have a material effect on the Bank's financial position, liquidity or operating results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITV HOLDERS

No matters were submitted to shareholders during the fourth quarter of the Registrant's fiscal year ended December 31, 1995, through the solicitation of proxies or otherwise. The annual meeting of the shareholders of CitiBancshares was held on March 28, 1995. Voted upon were the election of Directors and matters of a routine nature. The annual meeting for 1996 will be held on April 23, 1996.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITV AND RELATED STOCKHOLDER MATTERS

     Effective as of March 1, 1994, the Registrant's Common Stock is traded on the over-the-counter market and quotations are supplied by the National Association of Securities Dealers Automated Quotation System ("Nasdaq") - National Market under the symbol "CNBL." As of December 31, 1995, there were 1,098 holders of record of Common Stock.

     Information on the range of market prices for, and the dividends declared on, the Registrant's Common Stock for each of the last two fiscal years is contained under the caption "Selected Ouarterly Information - Per Share Data" on page 22 of the 1995 Annual Report, and is incorporated herein by reference. Prior to the listing of the Common Stock on the Nasdaq National Market, there was no established trading market for the Common Stock. The information on market prices incorporated by reference from page 22 of the 1995 Annual Report for all periods prior to March 1, 1994, was derived from information made available to the Registrant by certain buyers and sellers of the Common Stock.

     Dividends from the Bank are Citi-Bancshares primary source of funds to pay dividends on CitiBancshares capital stock. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank's ability to pay dividends to Citi-Bancshares. See "Business - Supervision and Regulation - Dividends."


ITEM 6. SELECTED FINANCIAL DATA

     Information called for by this Item is contained under the caption "Financial Highlights" on page 5 of the 1995 Annual Report, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALVSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operation is contained under the caption "Financial Review - 1995 Management's Discussion and Analysis," on pages 6 through 19 of the 1995 Annual Report, and is incorporated herein by reference.

ACCOUNTING FOR INCOME TAXES

     No deferred taxes are included for purposes of calculating regulatory capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of Purvis Gray & Company, independent certified public accountants, contained on page 23 of the 1995 Annual Report, and the consolidated financial statements, included on pages 24 through 45 of the Annual Report, are incorporated herein by reference. Quarterly results of operations are contained under the caption "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields and Rates" and "Selected Quarterly Information - Quarterly Consolidated Income Statement" on pages 20 through 22 of the 1995 Annual Report, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant

     Information called for by this Item concerning the directors and executive officers of Citi-Bancshares is set forth under the headings "Proposal One - Election of Directors - Information about Nominees for Director and Executive Officers Who Are Not Also Nominees or Directors" on pages 3 through 8, and "Section 16(a) Reporting" on page 18 of the 1996 Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information set forth under the headings "Proposal One - Election of Directors - Information About the Board of Directors and its Committees" on page 8, and "Compensation of Executive Officers,--Compensation Committee Report,--Summary Compensation Table, Option/SAR Grants in 1995,--Aggregated Option/SAR Exercises in 1995 and 1995 Year-End Option/SAR Values,--Pension Plan,--Performance Graph" on pages 9 through 16, and "Compensation Committee Interlocks and Insider Participation" on pages 16 and 17 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANA~EMENT

     Information relating to the number of shares of Common Stock beneficially owned by the directors of Citi-Bancshares, all such directors and officers as a group and certain beneficial owners is set forth under the headings "Proposal One -Election of Directors - Information About Nominees for Director and Executive Officers Who Are Not Also Nominees or Directors" on pages 3 through 8, and "Voting Securities and Principal Shareholders" on page 18 of the 1996 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information called for by this Item is set forth under the headings "Compensation Committee Interlocks and Insider Participation," on pages 16 and 17 and "Certain Transactions and Business Relationships" on page 17 of the 1996 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l) FINANCIAL STATEMENTS

     The financial statements and notes thereto required on Form 10-K are included in the financial statements and notes thereto contained in the Registrant's 1995 Annual Report, which are incorporated by reference in
     Part II, Item 8 of this Report and include:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Not applicable. Schedules to the consolidated financial statements under
     Article 9 of Regulation S-X are not required and therefore have been omitted.

(a)(3) EXHIBITS

     The following Exhibits are filed as part of this Report in Item 14(c):

     Exhibit 2 Agreement and Plan of Merger between Citi-Bancshares, Inc. and Citizens First Bancshares, Inc., dated as of October 20, 1995 (1)

     Exhibit 3(i) Articles of Incorporation, as amended (2)

     Exhibit 3(ii) By-Laws (2)

     Exhibit 4.1 Specimen Common Stock Certificate (2)

     Exhibit 10.1 Stock Option Agreement between Citi-Bancshares, Inc. and Kenneth W. Mullis (3)

     Exhibit 10.2 Citi-Bancshares, Inc. 1994 Stock Option and Stock Appreciation Rights Plan (3)

     Exhibit 13
          Citi-Bancshares 1995 Annual Report for the Fiscal year ended December 31, 1995. With the exception of information expressly incorporated by reference herein, the 1995 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K.

     Exhibit 21 Subsidiary of the Registrant

     Exhibit 23 Consent of Independent Auditors

     Exhibit 24 Power of Attorney
              (Included on the signature page of this Report on Form 10-K.)

        Exhibit 27 Financial Data Schedule

        Exhibit 99
               Citi-Bancshares Proxy Statement for the 1996 Annual Meeting of Shareholders. With the exception of information expressly incorporated by reference herein, the 1996 Proxy Statement is not deemed to be filed as part of this Annual Report on
               Form 10-K. (4)
____________

      (1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-4, dated March 20, 1996 (File No. 333-00008).

      (2) Incorporated herein by reference from the Registrant's Registration Statement on Form 8-A, dated April 26, 1990 (File No. 2-82233).

      (3) Incorporated herein by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 2-82233)

      (4) Incorporated herein by reference from Citi-Bancshares Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Commission on March 27, 1996 (File No. 2-82233).

(b)        REPORTS ON FORM 8-K

           Citi-Bancshares' filing of Current Report on Form 8-K dated November 1, 1995.

(c) EXHIBITS - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)        FINANCIAL STATEMENT SCHEDULES - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CITI-BANCSHARES, INC.
                                 (Registrant)



                                 By:   /s/ KEN W. MULLIS
                                    --------------------------
                                       Ken W. Mullis
                                       President and Chief Executive Officer


                                 Date:  3/26/96
                                      ----------------------------



                               POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Kenneth W. Mullis and T. Michael Killingsworth, or either of them, his attorney-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby satisfying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:


     3/26/96                     By:  /s/ CLIFFORD BRIDGES. M.D.
- ------------                        ----------------------------------------
                                      Clifford Bridges, M.D., Chairman of the
                                      Board and Director

     3/26/96                     By:  /s/ KENNETH W. MULLIS
- ------------                        ----------------------------------------
                                      Kenneth W. Mullis, President, Chief
                                      Executive Officer and Director
                                      (Principal executive officer)


     3/26/96                     By:  /s/ T. MICHAEL KILLINGSWORTH
- ------------                        -------------------------------------------
                                      T. Michael Killingsworth, Senior
                                      Vice President, Chief Financial Off1cer
                                      and Secretary
                                      (Principal financial and accounting
                                      officer)


     3/26/96                     By:  /s/ DOUGLAS W. BRAUN
- ------------                        -------------------------------------------
                                      Douglas W. Braun, Director

     3/26/96                     By:   /s/ W. THOMAS BROOKS
- ------------                        -----------------------------------
                                       W. Thomas Brooks, Director



     3/26/96                     By:   /s/ THOMAS N GRIZZARD
- ------------                        -----------------------------------
                                       Thomas N. Grizzard, Director


     3/26/96                     By:   /s/ W. F. HERLONG JR.
- ------------                        -----------------------------------
                                       W. F. Herlong, Jr., Director


     3/26/96                     By:   /s/ WENDELL F. HUSEBO
- ------------                        -----------------------------------
                                       Wendell F. Husebo, Director


                                 By:
                                    -----------------------------------
                                       Walter S. McLin, III, Director


                                 By:
                                    ------------------------------------
                                       Linda S. Spradlin, Director


     3/26/96                     By:   /s/ BOBBY A. SULLIVAN
- ------------                        ------------------------------------
                                       Bobby A. Sullivan, Director


     3/26/96                     By:   /s/ FERRELL D. YOUNG
- ------------                        ------------------------------------
                                       Ferrell D. Young, Director