Form 10-Q
period 1996-03-31
CITI BANCSHARES INC
filed 1996-05-08
CIK 715991

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549


                                                       FORM 10-Q



                          Quarterly Report Pursuant To Section 13 or 15(d)
                             Of The Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


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

                                 4,060,876

                                         FINANCIAL STATEMENTS (UNAUDITED)

                                       CITI-BANCSHARES, INC. AND SUBSIDIARY
                                                 LEESBURG, FLORIDA

                                                   MARCH 31, 1996







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


  Item 1.  Legal Proceedings
             None

  Item 2.  Changes in Securities
             Not Applicable

  Item 3.  Defaults upon Senior Securities
             Not Applicable

  Item 4.  Submission of Matters to a Vote  of Security Holders
             Not Applicable

  Item 5.  Other Information
             None

  Item 6.  Exhibits and Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended March 31, 1996.


            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITI-BANCSHARES, INC.
                                            (REGISTRANT)

Dated:  May 9, 1996                     By   /s/ K.W. MULLIS
                                              K. W. MULLIS
                                               PRESIDENT


Dated:  May 9, 1996                     By  /s/ T. MICHAEL KILLINGSWORTH
                                              T. MICHAEL KILLINGSWORTH
                                                  SECRETARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                           (IN THOUSANDS)

                         ASSETS

                                                             (Unaudited)             (Audited)
                                                              of 3/31/96            of 12/31/95
                                                              -----------          -------------

Cash and Demand Deposits Due From Banks                       $13,787               $15,731
Investment Securities (Market Value 3/31/96 -
   $212,555; 12/31/95 - $220,278;                             212,555              $220,278
Fed Funds Sold                                                  8,874                 6,156
Loan Receivables                                              236,352               227,768
Less:  Unearned Income                                           (726)                 (803)
       Allowance For Loan Losses                               (3,400)               (3,395)
                                                               --------            ----------
Receivables, Net                                              232,226               223,570
Real Estate Owned                                                 529                   663
Premises and Equipment, Net                                     7,583                 7,371

Accrued Interest Receivable                                     4,726                 4,254
Other Assets                                                    2,097                 1,936
                                                              ---------             ---------
Total Assets                                                  482,377               479,959
                                                   =====================   ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits:
     Noninterest-Bearing                                       41,185                41,678
     Interest -Bearing                                        383,067               375,206
                                                           -----------            -----------
   Total Deposits                                             424,252               416,884
   Federal Funds Purchased and Securities Sold
      Under Agreements to Repurchase                            6,889                 8,498
   Accrued Interest Payable                                     3,563                 3,978
   Other Liabilities                                            2,176                 4,187
                                                           ------------          ------------
Total Liabilities                                             436,880               433,547
                                                           ------------          ------------
Stockholders' Equity
  Common Stock - Par Value $.01 Per Share;
     Authorized 10,000,000 Shares; Issued
     4,184,631 Shares                                              42                    42
  Capital Surplus                                              11,208                11,208
  Retained Earnings                                            33,470                32,128
   Less:  Treasury Stock at Cost (136,988
      Shares in 1995 and 1994)                                   (792)                 (792)
   Unrealized Gains (Losses) on Certain Securities              1,569                 3,826
                                                            -----------            ----------
Total Stockholders' Equity                                     45,497                46,412
                                                            ------------            ---------
Total Liabilities and Stockholders' Equity                    482,377               479,959
                                                         =====================   ============

                                                   See accompanying notes.

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                Three Months Ended
                                                    March 31,
                                               -----------------------
                                                   1996       1995
                                                  ------      -----

Interest Income
   Loans,  Including Fees                       $ 5,121     $ 4,434
                                                 --------   -------
   Investment Securities:
      Taxable                                     2,689       2,756
      Exempt From Federal Income Taxes              849         723
                                                  -----       -----
  Total Investments Securities                    3,538       3,479
  Federal Funds Sold                                110          86
                                                  ------     ------
Total Interest Income                             8,769       7,999
                                                 ------      ------
Interest Expense
   Deposits                                       4,126       3,662
   Securities Sold Under Repurchase
      Agreements                                     87          58
                                                 -------      -----
Total Interest Expense                            4,213       3,720
                                                 -------      -----
Net Interest Income                               4,556       4,279

Provision For Loan Losses                             0         (30)
                                                --------      ------
Net Interest Income After Provision
   For Loan Losses                                4,556       4,249
                                               ----------     ------
Noninterest Income
  Investment Securities Gains (Losses)               11         (15)
  Service Charges on Deposit Accounts               331         271
  Trust Income                                      229         215
  Other Income                                       86          64
                                                 --------      -----
Total Noninterest Income                            657         535
                                                 ---------     -----
Noninterest Expense
  Salaries and Employee Benefits                  1,451       1,410
  Occupancy Expense                                 276         281
  Equipment Expense                                 267         238
  Other Expenses                                    739         840
                                                 -------      ------
Total Noninterest Expense                         2,733       2,769
                                                 -------      ------
Income Before Income Taxes                        2 480       2,015
Provision For Income Taxes                          652         510
                                                 --------     ------
Net Income                                       $1,828      $1,505
                                                =========   ========
Earnings Per Common Share and Common
  Shares Equivalent                               $ .45       $ .37
                                                =========   =========

Average Number of Shares                      4,060,876   4,052,326
                                              =========   ==========

                                                 See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                     (IN THOUSANDS)

                                                                                                            Unrealized
                                                                                                           Gains(Losses)
                                                      Common        Capital       Retained     Treasury     on Certain
                                                       Stock        Surplus       Earnings       Stock      Securities     Total
                                                      -------       --------      ---------     -------   -------------    -----

Balances, December 31, 1994
  (Audited)                                              $42        $11,208         $27,338     $ (792)         (3,820)    $33,976
     Net Income                                            0              0           6,570          0               0       6,570
     Cash Dividend Declared
        ($.44 Per Share)                                   0              0          (1,780)         0               0      (1,780)
     Unrealized (Losses) on
       Certain Securities                                  0              0               0          0           7,646       7,646
                                                     --------       --------        ---------     ------      ----------   ---------
Balances, December 31, 1995
  (Audited)                                               42         11,208          32,128       (792)          3,826      46,412
     Net Income                                            0              0           1,828          0               0       1,828
     Cash Dividend Declared
        ($.12 Per Share)                                   0              0            (486)         0               0        (486)
     Unrealized Gains on
       Certain Securities                                  0              0               0          0          (2,257)     (2,257)
                                                     ---------       --------        -------      -------      ---------    --------
Balances, March 31, 1996
  (Unaudited)                                            $42        $11,208          $33,470     $(792)         $1,569      $45,497
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

                                         CONDENSED CONSOLIDATED
                                        STATEMENTS OF CASH FLOWS
                        CITI-BANCHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -----------------
                                                                    1996          1995
                                                                   ------        ------

Cash Flows From Operating Activities
   Net Income                                                       $1,828       $1,505
   Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities:
          Provision For Loan Losses                                      0           30
          Depreciation                                                 159          175
          Net (Accretion)/Amortization of Discount on Investments       82         (123)
          (Gain) Loss on Sale of Investments and Real Estate Owned     (11)          15
          Net Amortization of Deferred Loans Fees                     (130)         (45)
          (Increase) in Accrued Interest Receivable                   (472)        (135)
          Increase (Decrease) in Accrued Interest Payable             (415)         378
          Other                                                        435           26
                                                                    -------       -------
Net Cash Provided By Operating Activities                            1,476        1,826
                                                                    --------      -------

Cash Flows From Investing Activities
   Proceeds From Sales of Investment Securities                     21,645        18,592
   Proceeds From Maturities of Investment Securities                 1,811         1,998
   Purchases of Investment Securities                              (19,374)      (15,889)
   Net (Increase) in Loan Receivables                              ( 8,548)      ( 6,577)
   Proceeds From Sale of Real Estate Owned                             156           102
   Purchases of Premises and Equipment                                (371)         (109)
                                                                  ----------     --------
Net Cash (Used In) Investing Activities                             (4,681)       (1,883)
                                                                  -----------    ---------

Cash Flows From Financing Activities
     Net Increase in Demand Deposits, NOW Accounts, and
        Savings Accounts                                             3,873           411
    Net Increase in Certificate of Deposit                           3,495         9,544
    Net Increase (Decrease) in Federal Funds Purchased
       and Securities Sold Under Agreements to Repurchase           (1,609)       (1,060)
    Dividends Paid                                                  (1,780)       (1,417)
                                                                   ---------     ---------
Net Cash Provided By Financing Activities                            3,979         7,478
                                                                   ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents                   774         7,421

Cash and Cash Equivalents, Beginning of Period                      21,887        14,321
                                                                  ----------     ----------

Cash and Cash Equivalents, End of Period                           $22,661       $21,742
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

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        CITI-BANCHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                             (UNAUDITED)
                                           (IN THOUSANDS)
                                            (Concluded)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                ------------------
                                                                                  1996        1995
                                                                                 ------      ------

Supplemental Disclosures of Cash Flow Information

Cash and Cash Equivalents
      Cash and Demand Deposits Due From Banks                                   $13,787     $13,745
      Federal Funds Sold                                                          8,874       7,997
                                                                                --------     --------
Total Cash and Cash Equivalents                                                 $22,661     $21,742
                                                                                =========    =========


                                                                                ---------    ---------
Interest Paid                                                                   $ 4,628       $3,342
                                                                                ==========   =========

                                                                                ==========   =========
Income Taxes Paid                                                                $1,039       $   97
                                                                                ==========   ==========















                                                       See accompanying notes.

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA

Note 1 -   Significant Accounting Policies

The accounting and reporting policies of Citi-Banshares, Inc. (the Company) and its subsidiary conform to generally accepted accounting principles and to predominant practices within the banking industry.

In the opinion of the Company's management, all adjustments necessary to present fairy the financial position as of March 31, 1996, and the results of operations and cash flows for the period then ended have been included and are of a normal and recurring nature.

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
Cash equivalents include cash, demand deposits due from banks and federal fund sold. Generally, federal funds sold mature within ninety days.


Reclassifications
Certain amounts for 1996 and 1995 were reclassified to conform with statement presentation for March 31, 1996. These reclassifications have no effect on stockholders' equity or net income as previously reported.


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

Note 3 -   Loans and Allowance For Loan Losses

Major categories of loans included in the loan portfolio are:


                                                          (In Thousands)
                                                 ------------------------------
                                                   (Unaudited)       (Audited)
                                                     3/31/96          12/31/95
                                                    ----------       ----------

Commercial, Financial, and Agricultural            $   24,109       $   20,211
Real Estate                                           189,835          185,985
Installment Loans                                      22,408           21,572
                                                   ----------       ----------
Loans Receivables                                  $  236,352       $  227,768
                                                   ==========       ==========

Changes in the allowance for loan losses are summarized as follows

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA



                                                         (In Thousands)
                                                   -----------------------------
                                                   (Unaudited)       (Audited)
                                                     3/31/96          12/31/95
                                                    ----------       ----------

Balance, Beginning of Period                       $    3,395       $    2,994
   Additions:
     Provision Charged to Expense                           0              255
     Recoveries on Loans Previously
         Charged Off                                       34       $      279
                                                   ----------       -----------
   Total Additions                                         34              534
   (Loans Charged Off)                                    (29)            (133)
                                                   -----------       -----------
Balance, End of Period                             $    3,400        $   3,395
                                                   ===========       ===========


Note 4 -  Unrealized Gain on Securities Available-For-Sale


Effective December 31, 1993, the Company adopted the investment categorization and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 ( FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects of the statement of stockholders' equity as of March 31, 1996, and December 31, 1995:




                                                          (In Thousands)
                                                 ------------------------------
                                                   (Unaudited)       (Audited)
                                                     3/31/96          12/31/95
                                                    ----------      ----------

Gross Unrealized Gains (Losses) on
   Investment Securities Available-
   For-Sale                                           $2,481         $   6,051
Deferred Income Tax (Liability) Asset
   on Unrealized Gain                                   (912)           (2,225)
                                                       ------         ----------
Net Increase (Decrease) in Stockholders'
    Equity                                            $1,569          $  3,826
                                                      =======         =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                              (Concluded)


Note 5 -   Premises and Equipment

A summary of premises and equipment is as follows:

                                                       (In Thousands)
                                                 -----------------------------
                                                (Unaudited)        (Audited)
                                                  3/31/96         12/31/95
                                                 ----------       ---------

Land                                            $  1,073           $  1,059
Buildings                                          7,592              7,270
Furniture, Fixtures and Equipment                  5,372              5,337
                                                --------            -------
                                                  14,037             13,666
(Accumulated Depreciation)                        (6,454)            (6,295)
                                                ---------           --------
Total Premises and Equipment                   $   7,583           $  7,371
                                                =========           ========

Note 6 -   Deposits

                                                   (In Thousands)

                                              (Unaudited)    (Audited)
                                                 3/31/96      12/31/95
                                               ----------    -----------


Demand                                          $ 53,922      $   52,691
Savings                                           90,464          87,329
Time                                             238,681         285,186
                                               ---------      ----------
Total Interest-Bearing Accounts                 $383,067      $  375,206
                                               =========      ==========

Note 7 -   Stock Option Plan

In 1994, the Company adopted a stock option plan for granting nonqualified stock options to specified officers. The nonqualified stock options are granted to the officers provided the Bank meets certain target performance and asset quality criteria. The stock options, after a two year vesting requirement, are exercisable at a price equal to the book value per share, net of FASB No. 115. The Board normally makes it decision on whether or not to grant the options for a given year in February of the following year, allowing time to review complete financial data and achievement of certain performance criteria. If approved, the options are granted effective the first business day following the end of the year. The option price is the year-end book value, net of FASB No. 115, for the year just completed. Should a grantee retire, the options for 11,250 shares were granted effective January 2, 1995, based on the Company's performance for the year ended December 31, 1994. The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees in recognizing stock options. In December 1995, the Board approved a stock option of 6,250 shares for the Chief Financial Officer to be effective starting January 2, 1996. This was done as per discussions with the Chief Financial Officer prior to his employment in March 1995. These options may be earned by the Chief Financial Officer if future performance criteria is met. In February 1996, the Board approved 11,250 options, effective 1996. Total shares outstanding at March
31, 1996 was 28,750.

These securities were included in the calculation of primary earnings per share as a common stock equivalent.

Note 8 -   Merger Commitments

An Agreement and Plan of Merger, dated October 19, 1995, was signed by the Company in anticipation of acquiring a local financial institution. A due diligence investigation has been completed and a Form S-4 Registration Statement filed with the Securities and Exchange Commission (SEC) on January 2, 1996, under the Securities Act of 1993. The Registration Statement was approved by the SEC on March 20, 1996.
                                              8

                                               MANAGEMENT DISCUSSION


                                               OUTSTANDING BALANCES



LOANS

Gross loans at March 31 30, 1996 were up $8,584,000 over December 31, 1995, an annualized increase of 15.07%. This is up from the $6,560,000 growth we enjoyed in the first three months of last year. Our loan growth in the first three months of this year was in residential and commercial real estate mortgages. The ratio of gross loans to total deposits for March 31, 1996 was 55.71% compared to 54.64% at year-end 1995.



DEPOSITS

Total deposits at March 31, 1996 were up  $7,368,000  over December
31, 1995, an annualized increase of 7.07%. In comparison, deposits grew $9,955,000 in the same period last year. Non-interest bearing deposits decreased $493,000 from December 31, 1995 to March 31, 1996 and interest-bearing deposits increased $7,861,000 during the same period. From December 31, 1995 to March 31, 1996 we saw the following change in interest-bearing deposits:

                                          (in thousands)
                                                       $          %
                          3/31/96      12/31/95     GROWTH     GROWTH
                          -------      --------     -------    -------

Demand                   $ 53,922     $ 52,691     $ 1,231      2.34%
Savings                    90,464       87,329       3,135      3.59%
Time                      238,681      235,186       3,495      1.49%
                         --------     --------     -------     -------
Total Interest-Bearing   $383,067     $375,206     $ 7,861      2.10%

Non-Interest Bearing     $ 41,185     $ 41,678     $   493      1.18%

Total Deposits           $424,252     $416,884     $ 7,368      1.77%

                       Annualized Total Deposit Growth:  7.08%

                              NET INTEREST INCOME



INTEREST INCOME

         The interest income on earning assets was $8,769,000 in the first quarter of 1996, an increase of $770,000 when compared to the first quarter of 1995. The increase in income was due mostly from the increase in outstanding loan balances.



INTEREST EXPENSE

Interest expense was $4,213,000 in the first quarter of 1996, an increase of $493,000 when compared to the same period in 1995. The increase in interest expense is due entirely to the increase in interest bearing deposits of $19,193,000 from the ending of first quarter 1995 as compared to the ending balance of first quarter 1996.


NET INTEREST INCOME

First quarter net interest income in 1996 was $4,556,000, an increase of $277,000 over the first quarter 1995 level of $4,279,000. The continued loan growth is responsible for the year-to-date March 31, 1996 increase in net interest income over the same period in 1995.




                                   LOAN QUALITY


PROVISION/ALLOWANCE FOR LOAN LOSSES

There was no provision to loan losses in the first quarter of 1996.
This is a decrease of $30,000 when compared to the 1995 first quarter loan provision of $30,000. The decrease in the provision is a direct benefit of the continued improvement of our asset quality.

Year-to-date net recoveries in the first quarter of 1996 are $5,000 compared to net recoveries of $6,000 for the first quarter of 1995.

The allowance for loan losses as a percentage of gross loans is as follows:

                                   03/31/96        12/31/95

ALL/Gross Loans                      1.47%          1.50%
Actual $ In Loan Loss Reserve     $3,400,000     $3,395,000



RISK ELEMENTS

All loan delinquencies over 30 days past due and all loans on non-accrual as a percentage of total loans are reflected below:

                             3/31/96     12/31/95     3/31/95

Total Loan Delinquencies      0.23%        0.31%       1.19%
Total Non-Accrual Loans       0.27%        0.35%       0.29%
Total Delinquencies and
 Non-Accruals                 0.50%        0.66%       1.48%

Other Real Estate Owned (O.R.E.O.) consists primarily of foreclosed real estate and has decreased in the past year as the Company disposed of O.R.E.O. in an improving economy:

                            3/31/96      12/31/95    3/31/95

O.R.E.O./Total Real
 Estate Loans               0.35%        0.46%        0.36%
Actual $ In O.R.E.O.     $529,479     $662,822    $ 613,055

All O.R.E.O. has been written down to the current appraised value at the time the bank took ownership.

                                                NON-INTEREST INCOME


Non-interest income for the first quarter of 1996, net of securities gains/losses was $646,000, a decrease of $3,000 just under the first quarter of 1995 figure of $649,000.

Gains on the sale of securities in the first quarter of 1996 were $11,000 as compared to the losses on sales of securities in the first quarter of 1995 of $15,000.

The Company will continue to manage its securities portfolio in the current rate environment to take advantage of profits found in repricing some of the lower yielding securities and reinvesting in higher yielding issues.

Trust income for the first quarter of 1996 was up $14,000 over the same period a year ago offsetting slight declines in other non-interest income.




                      NON-INTEREST EXPENSE

The Company's non-interest expense was $2,733,000 in the first quarter of 1996, down $36,000 or 1.30% under the corresponding period in 1995.


Management continues to emphasize expense control in all areas as evidenced by the Bank Holding Company Performance Report for December 31, 1995, which compares our holding company to 242 holding companies in our peer group:

                                     12/31/95       12/31/95
                                        OUR           PEER
                                      COMPANY         GROUP

Overhead Expense as Percentage
of Average Assets                      2.32%          3.37%

                                                    NET INCOME


First quarter net income for 1996 was up $323,000 from the first quarter of 1995.

Earnings per share for the first quarter of 1996 were $0.45 compared to $0.37 per share from total income in the first quarter of 1995.

The annualized return on average assets as of March 31, 1996 was 1.54% compared to 1.38% for the same period in 1995.

Return on average equity, excluding the impact of FASB 115, for the first quarter of 1996 is 17.03%. This is up from 15.63% for the same period in 1995.



                                                      CAPITAL

Total stockholders' equity, excluding the effect of FASB 115, was $43,928,000 on March 31, 1996, an increase of $1,342,000 over the December 31, 1995 level of 42,586,000, after excluding the impact of FASB 115. This 3.15% increase in capital was provided entirely through retained earnings.

When including the effect of FASB 115 by adding in the net unrealized gain on securities classified "available for sale" the March 31, 1996 total stockholders' equity is $45,497,000 compared to year-end 1995 stockholders' equity. On December 31, 1995 the Company had
$3,826,000 in unrealized gain on securities classified as "available for sale" compared to $1,569,000 in unrealized gains on March 31, 1996.
As a percentage of total assets, stockholders' equity including adjustments for FASB 115, decreased from 11.45% on December 31, 1995 to 9.43% on March
31, 1996. Excluding the impact of FASB 115, stockholders' equity as a percentage of total assets was 9.11% on March 31, 1996 compared to 10.51% on December 31, 1995.

Risk based capital ratios, excluding the effect of FASB 115, are shown below:

                                                     REGULATORY
                                         ACTUAL        MINIMUM
                                        3/31/96       12/31/95

         Tier I Risk Based Capital
     (Tier I: Stockholders' Equity
      / Risk Based Assets at
      Quarter End)                        19.52%         4.0%

     Total Risk Based Capital
         (Total: Stockholders' Equity
      plus Loan Loss Reserve /
      Risk Based Assets at Quarter
      End)                                20.40%         8.0%

         Leverage Capital (excluding
      FASB 115)
         (Stockholders' Equity /
      Average Total Assets for
      the Quarter)                         9.43%         3.0%

                                                      SUMMARY


The Company continues to enjoy good earnings and growth through the first quarter of 1996. Interest margins, good investments portfolio management, expense control and loan growth have all contributed to this profitability. "Other Real Estate Owned" and non-performing assets have declined to very satisfactory levels.

The bank has no securities in its investments portfolio that equal 10% or more of our capital as of March 31, 1996. The unrealized gains in our investment portfolio on those securities classified "available-for-sale" as of March 31, 1996 were $2,481,000. While FASB 115 requires the "available-for
- -sale" securities be shown at the market value we would receive if they were sold, the majority of these securities will be held to maturity and no loss will be incurred. Management opted during December of 1995 to reclassify the Held-to-Maturity portfolio to the Available-for-Sale classification.
This reclassification will allow the bank the flexiblity to manage the entire securities portfolio for liquidity purposes.