Form 10-Q
period 1996-06-30
CITI BANCSHARES INC
filed 1996-08-08
CIK 715991

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D. C. 20549

                                                FORM 10-Q


                            Quarterly Report Pursuant to Section 13 or 15 (d)
                                  of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and

(2)   Has been subject to such filing requirements for the past 90 days.

                                   YES         X            NO    ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                4,472,414

                                     Part I - Financial Information

Item 1.   Financial Statements.
                      See attached.

Item 2.    Management's Discussion and Analysis of Financial
               Conditions and Results of Operations
                        See attached.

                                       Part II - Other Information

Item 1.  Legal Proceedings
                      None.

Item 2.  Changes in Securities
                      Not Applicable.

Item 3.  Defaults upon Senior Securities
                      Not Applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
                      Not Applicable.

Item 5.  Other Information
                      See attached.

Item 6.  Exhibits and Reports on Form 8-K
           A Form 8-K-A dated April 19, 1996 was filed by Citi-Bancshares, Inc. during the second quarter of 1996.


                                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CITI-BANCSHARES, INC.
                                                           (REGISTRANT)

DATED:  August 2, 1996                          By  /s/ K. W. Mullis
                                                        K. W. Mullis
                                                         PRESIDENT

DATED:  August 2, 1996                         By  /s/ T. Michael Killingsworth
                                                       T. Michael Killingsworth
                                                          SECRETARY

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                        CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                             (IN THOUSANDS)


                                                 ASSETS


                                                       (Unaudited)            (Audited)          (Unaudited)
                                                  Month End as               Year End as     Month End as
                                                  of 6/30/96                 of 12/31/95     of 6/30/95

Cash and Demand Deposits Due From Banks               $14,164               $17,833              $14,694
Investment Securities ( Market Value 6/30/96 -
   $209,319; 12/31/95 - $228,916; 6/30/95 -
   $219,817)                                          209,319               228,916              218,352
Fed Funds Sold                                          4,970                 7,392               12,835
Loan Receivables                                      275,504               253,510              238,814
Less:  Unearned Income                                   (649)                 (826)                (962)
          Allowance for Loan Losses                    (3,842)               (3,800)              (3,534)
                                                  ------------           -----------         ------------
Loan Receivables, Net                                 271,013               248,884              234,318
Real Estate Owned                                         468                   663                  613
Premises and Equipment, Net                             9,971                 9,285                7,795
Accrued Interest Receivable                             4,690                 4,515                4,107
Other Assets                                            3,147                 1,986                2,188
                                                  ------------           -----------         ------------
  Total Assets                                        517,742               519,474              494,902
                                                  ============           ===========         ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
   Deposits:
      Noninterest-Bearing                              47,209                47,929               44,249
      Interest-Bearing                                408,899               403,669              394,123
                                                  ------------           -----------         ------------
   Total Deposits                                     456,108               451,598              438,372
                                                  ------------           -----------         ------------
Federal Funds Purchased and Securities Sold
    Under Agreement to Repurchase                       8,459                 8,498                6,439
Accrued Interest Payable                                3,841                 4,180                3,407
Other Liabilities                                         881                 4,314                  765
                                                  ------------           -----------         ------------
Total Liabilities                                     469,289               468,590              448,983
                                                  ------------           -----------         ------------
Stockholders' Equity
  Common Stock - Par Value $.01 Per Share;
    Authorized 10,000,000 Shares; Issued
     4,609,402 Shares                                      46                    46                   46
Capital Surplus                                        15,271                15,052               15,052
Retained Earnings                                      35,709                32,759               30,611
Less:  Treasury Stock at Cost (136,988
   Shares)                                               (792)                 (792)                (792)
Unrealized (Losses) on Certain Securities              (1,781)                3,819                1,002
Total Stockholders' Equity                             48,453                50,884               45,919
                                                  ------------           -----------         ------------
Total Liabilities and Stockholders' Equity           $517,742              $519,474             $494,902
                                                  ============           ===========         ============

                                        See accompanying notes.

                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                          (UNAUDITED)
                                        (IN THOUSANDS)



                                                                Six Months Ended                  Three Months Ended
                                                                    June 30,                           June 30,
                                                              ----------------------         ------------------------------

                                                                1996        1995                1996                1995
                                                              ---------- -----------         ------------         ---------

Interest Income
   Loans, Including Fees                                        $11,469     $10,360               $5,698            $5,354
                                                              ---------- -----------         ------------         ---------
   Investment Securities:
      Taxable                                                     5,551       5,801                2,729             3,048
      Exempt From Federal Income Taxes                            1,749       1,427                  900               704
                                                              ---------- -----------         ------------         ---------
  Total Investment Securities                                     7,300       7,228                3,629             3,752
  Federal Funds Sold                                                223         351                   94               166
                                                              ---------- -----------         ------------         ---------
Total Interest Income                                            18,992      17,939                9,421             9,272
                                                              ---------- -----------         ------------         ---------
Interest Expense
    Deposits                                                      8,788       8,257                4,350             4,378
    Securities Sold Under Repurchase Agreements                     193         165                  106               101
                                                              ---------- -----------         ------------         ---------
Total Interest Expense                                            8,981       8,422                4,456             4,479
                                                              ---------- -----------         ------------         ---------
Net Interest Income                                              10,011       9,517                4,965             4,793
Provision For Loan Losses                                            50         125                   50                95
                                                              ---------- -----------         ------------         ---------
Net Interest Income After Provision For Loan                      9,961       9,392                4,915             4,698
                                                              ---------- -----------         ------------         ---------
     Losses
Noninterest Income
   Investment Securities (Losses) Gains                             (11)          3                  (22)               18
   Service Charges on Deposits Accounts                           1,062         759                  634               375
   Trust Income                                                     464         417                  235               202
   Other Income                                                     264         189                  111                97
                                                              ---------- -----------         ------------         ---------
Total Noninterest Income                                          1,779       1,368                  958               692
                                                              ---------- -----------         ------------         ---------
Noninterst Expense
    Salaries and Employee Benefits                                3,283       3,227                1,647             1,620
    Occupancy Expense                                               620         673                  305               347
    Equipment Expense                                               585         513                  302               254
   Other Expenses                                                 1,812       1,887                  929               893
                                                              ---------- -----------         ------------         ---------
Total Noninterest Expense                                         6,300       6,300                3,183             3,114
                                                              ---------- -----------         ------------         ---------
Income Before Income Taxes                                        5,440       4,460                2,690             2,276
Provision For Income Taxes                                        1,468       1,174                  714               609
                                                              ---------- -----------         ------------         ---------
Net Income                                                       $3,972      $3,286               $1,976            $1,667
                                                              ========== ===========         ============         =========

Earnings Per Common Share and Common
   Shares Equivalent
                                                                     $0.89       $0.73                $0.44             $0.37
                                                              ========== ===========         ============         =========

 Average Number of Shares                                         4,491       4,482                4,484             4,482
                                                              ========== ===========         ============         =========

                                                 See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                    (IN THOUSANDS)


                                                                                                          Unrealized
                                                                                                        Gains (Losses)
                                        Common           Capital       Retained        Treasury           on Certain
                                          Stock          Surplus       Earnings            Stock          Securities         Total

Balances, December 31, 1994
 (Audited)                                      $42          $11,208         $27,338           ($792)            ($3,820)   $33,976
 Common Stock Issued For
 Pooled Bank Acquired April 16,
 1996                                             4            3,844             (12)              0                 (80)    $3,756
                                      --------------  ---------------  --------------  --------------  ------------------
Balances, December 31, 1994
After Stock Issued For
Pooled Bank                                      46           15,052          27,326            (792)             (3,900)    37,732
     Net Income                                   0                0           7,214               0                   0      7,214
     Cash Dividend Declared
       ($.44 Per Share)                           0                0          (1,781)              0                   0     (1,781)
     Unrealized Gains on
        Certain Securities                        0                0               0               0               7,719      7,719
                                      --------------  ---------------  --------------  --------------  ------------------  --------
Balances, December 31, 1995                      46           15,052          32,759            (792)              3,819     50,884
     Net Income                                   0                0           3,972               0                   0      3,972
     Cash Dividend Declared
    ($.12 Per Share Per Quarter)                  0                0          (1,022)              0                   0     (1,022)
Pre-Merger Options Exercised
 For Stock of Acquired Company                    0              181               0               0                   0        181
Stock Options Grants                              0               38               0               0                   0         38
Unrealized (Loss) on Certain
  Securities                                      0                0               0               0              (5,600)    (5,600)
                                      --------------  ---------------  --------------  --------------  ------------------  --------
Balances, June 30, 1996                         $46          $15,271         $35,709           ($792)            ($1,781)   $48,453
                                      ==============  ===============  ==============  ==============  ==================  =========

                  3
                                                         See accompanying notes.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            --------------------------

                                                                               1996          1995
                                                                            ------------  ------------
Cash Flows From Operating Activities
   Net Income                                                                    $3,972        $3,286
   Adjustments to Reconcile net Income to Net Cash
      Provided By Operating Activities:
          Provision For Loan Losses                                                  50           125
          Depreciation                                                              157             0
          Loss on Fixed Asset Disposals                                             433           380
          Net Accretion)/ Amortization of Discount on Investments                   102          (248)
          (Gain) loss on Sale of Land                                              (194)            0
          (Gain) Loss on Sale of Investments and Real Estate Owned                    9            (3)
          Net Amortization of Deferred Loan Fees                                   (307)            0
          Decrease (Increase) in Accrued Interest Receivable                       (175)           39
          Decrease (Increase) in Accrued Interest Payable                          (339)          976
          Other                                                                     (56)         (102)
                                                                            ------------  ------------
 Net Cash Provided By Operating Activities                                        3,652         4,453
                                                                            ------------  ------------

Cash Flows From Investing Activities
   Proceeds From Sales of Investment Securities                                  42,091        22,553
   Proceeds From Maturities of Investment Securities                             10,581        20,116
   Purchases of Investment Securities                                           (42,042)      (41,500)
   Net (Increase) in Loan Receivables                                           (21,955)      (16,233)
   Proceeds From Sale of Real Estate Owned                                          278           102
   Proceeds From Sale of Land                                                       296             0
   Purchases of Premises and Equipment                                           (1,378)         (347)
                                                                            ------------  ------------
Net Cash ( Used In) Investing Activities                                        (12,129)      (15,309)
                                                                            ------------  ------------

Cash Flows From Financing Activities
  Pre-Merger Stock Activity of Acquired Company                                     181           810
   Net (Decrease) Increase in Demand Deposits, NOW Accounts, and
       Savings Accounts                                                          (1,341)        1,784
    Net Increase in Certificates of Deposit                                       5,851        20,489
    Net (Decrease) in Federal Funds Purchased and Securities
        Sold Under Agreements to Repurchase                                         (39)         (434)
    Dividends Paid                                                               (2,266)       (1,417)
                                                                            ------------  ------------
Net Cash Provided By Financing Activities                                         2,386        21,232
                                                                            ------------  ------------

Net (Decrease) in Cash and Cash Equivalents                                      (6,091)       10,376
Cash and Cash Equivalents, Beginning of Period                                   25,225        17,153
                                                                            ------------  ------------
Cash and Cash Equivalents, End of Period                                       $ 19,134       $27,529
                                                                            ============  ============


                                       See accompanying notes.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                             (UNAUDITED)
                                           (IN THOUSANDS)
                                            (Concluded)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            --------------------------

                                                                               1996          1995
                                                                            ------------  ------------
Supplemental Disclosures of Cash Flow Information



Cash and Cash Equivalents
   Cash and Demand Deposits Due From Banks                                      $14,164       $14,694
   Federal Funds Sold                                                             4,970        12,835
                                                                            ------------  ------------
Total Cash and Cash Equivalents                                                 $19,134       $27,529
                                                                            ==========================


Interest Paid                                                                    $9,320        $7,445
                                                                            ============  ============


Income Taxes Paid                                                                $1,220          $857
                                                                            ============  ============

Disposal of Premises and Equipment

   Cost Basis                                                                      $921             0
   (Accumulated Depreciation)                                                      (764)            0
                                                                            ------------  ------------
   Total                                                                           $157             0
                                                                            ============  ============


Gain on Land Sale

Proceeds Received                                                                  (296)            0
Cost Basis                                                                          102             0
                                                                            ------------  ------------
Gain                                                                               (194)            0
                                                                            ============  ============

                                       See accompanying notes.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA

Note  1 -   Significant Accounting Policies

The accounting and reporting policies of Citi-Bancshares, Inc. (the Company) and it subsidiary conform to generally accepted accounting principles and to predominant practices within the banking industry.

In the opinion of the Company's management, all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the period then ended have been included and are of a normal and recurring nature.

Certain amounts for 1996 and 1995 were reclassified to conform with statement presentation for June 30, 1996. These reclassifications have no effect on stockholders' equity or net income as previously reported.

Note 2 -    Income Taxes

Federal and state income taxes are provided on income reported for financial statement purposes and include both current and deferred income tax expense. Current income tax expense in recorded to reflect income taxes based upon the tax returns filed with the appropriate taxing agencies. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year end. The change in deferred taxes attributable to the carrying value of investments categorized as "available-for-sale" is recognized as a change in stockholders' equity. The change in deferred income taxes attributable to all other timing differences is recognized as deferred income tax expense or benefit. The tax benefit related to operating loss and tax credit carryforwards, if any, are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized. Investment tax credits, if any, are accounted for using the flow-through method.

The Company files consolidated federal and state income tax returns with its subsidiary, Citizens National Bank of Leesburg. Federal and state income taxes are allocated between the Company and its subsidiary in proportion to the respective contributions in consolidated taxable income.

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        CITI-BANHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA




Note 3 -    Loans and Allowance For Loan Losses

        Major categories of loans included in the loan portfolio are:

                                                   (In Thousands)
                                       (Unaudited)     (Audited)    (Unaudited)
                                          6/30/96      12/31/95        6/30/95

Commercial, Financial and Agricultural  $  31,487      $   24,478     $  21,836
Real Estate                               214.733         200,185       190,209
Installment Loans                          29,284          28,847        26,769
                                      -----------        ---------     ---------
Loans Receivable                        $ 275,504       $ 253,510      $238,814
                                          =======         =======       ========

Changes in the allowance for loan losses are summarized as follows:

                                                  (In Thousands)
                                     (Unaudited)     (Audited)     (Unaudited)
                                        6/30/96       12/31/95         6/30/95

Balance, Beginning of Period         $    3,800       $  3,404         $ 3,404
  Additions:
      Provision Charged to Expense           50            255             125
      Recoveries on Loans Previously
             Charged Off                     56            308              59
                                        --------      --------       ----------
  Total Additions                           106            563             184
   (Loans Charged Off)                      (64)          (167)            (54)
                                       ----------     ----------      ----------
Balance, End of Period                $   3,842      $   3,800        $  3,534
                                         =======         =======         ======


Note 4 -   Unrealized Gain on Securities Available-For-Sale

Effective December 31, 1993, the Company adopted the investment categorization and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB 115), Accounting for Certain Investments in Debt and Equity Securities.

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA


Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects of the statement of stockholders' equity as of June 30, 1996, December 31, 1995, and June 30, 1995:


                                                   ( In Thousands)
                                          --------------------------------------
                                          (Unaudited)   (Audited)   (Unaudited)
                                             6/30/96    12/31/95       6/30/95
                                         ------------  ----------- ------------

Gross Unrealized (Losses) Gains on Invest-
   ments Securities Available-For-Sale      $ (2,816)  $  6,040      $  1,573
Deferred Income Tax  Asset (Liability) on
         Unrealized Gain                       1,035     (2,221)         (571)
                                         ------------   ---------     ---------
Net (Decrease) Increase in Stockholders'
       Equity                            $    (1,781)   $ 3,819       $  1,002
                                             ========    ========        ======



Note 5 -   Premises and Equipment

A summary of premises and equipment is as follows:

                                                   (in Thousands)
                                -----------------------------------------------
                                     (Unaudited)     (Audited)     (Unaudited)
                                       6/30/96       12/31/95         6/30/95
                                   --------------  -----------       ----------
Land                                $   1,453      $   1,518       $    1,518
Buildings                               9,384          7,969            7,399
Furniture, Fixtures and Equipment       6,187          6,274            5,931
Construction in Process                     0            963                0
                                    ----------      ---------       -----------
                                       17,024         16,724           14,848
(Accumulated Depreciation)             (7,053)        (7,439)          (7,053)
                                    ----------       ---------        ---------

Total Premises and Equipment         $  9,791        $ 9,285           $ 7,795
                                       ======       ========             ======


                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA



Note 6 -   Deposits


                                              ( In Thousands)
                            ---------------------------------------------------
                                 (Unaudited)     (Audited)     (Unaudited)
                                    6/30/96       12/31/95        6/30/95
                                 --------------  -----------    -------------
Demand                           $   55,438     $   59,679       $  57,602
Savings                              95,863         92,243          95,093
Time                                257,598        251,747         241,434
                                  ----------      ----------     -------------
 Total Interest-Bearing Accounts $  408,899      $ 403,669       $ 394,129
                                   ========        =======         =======


Note 7 -     Stock Option Plan

In 1994, the Company adopted a stock option plan for granting nonqualified stock options to specified officers. The nonqualified stock options are granted to the officers provided the Bank meets certain target performance and asset quality criteria. The stock options, after a two-year vesting requirement, are exercisable at a price equal to the book value per share, net of FASB No. 115. The Board normally makes its decision on whether or not to grant the options for a given year in February of the following year, allowing time to review complete financial data and achievement of certain performance criteria. If approved, the options are granted effective the first business day following the end of the year. The option price is the year-end book value, net of FASB NO. 115, for the year just completed. Should a grantee retire, the options granted to him or her are exercisable within one year of retirement.
In 1995. options for 11,250 shares were granted effective January 2, 1995, based on the Company's performance for the year ended December 31, 1994.
The company follows APB Opinion No. 25, Accounting for Stock Issued to
Employees in recognizing stock options. In December 1995, the board approved a stock option of 6,250 shares for the Chief Financial Officer to be effective starting January 2, 1996. This was done as per discussions with the Chief Financial Officer prior to his employment in March 1995. These options may be earned by the Chief Financial Officer if future performance criteria is met.
In February 1996, the Board approved 11,250 options, effective 1996. Total shares outstanding at June 30, 1996 was 28,750.

These securities were included in the calculation of primary earnings per share as a common stock equivalent.

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA


Note 8 -  Acquisitions

On April 19, 1996, the Company acquired Citizens First Bancshares, Inc. (CFB), a bank holding company in Ocala, Florida. The merger was accounted for as a
pooling of interests.   As a result, the financial information presented is as
if the combining companies has been consolidated for all periods presented.

On the date of the merger, CFB has assets of $40,866,000, net loans of $25,668,000, deposits of $35,863,000 and net income of $144,375.

Per the Merger Agreement, each share of issued and outstanding CFB common stock was converted into 1.317911 shares of the Company's common stock with cash being paid for fractional share interest. 424,711 shares of the Company's stock were issued for 322,480 shares of CFB common stock.

                                          MANAGEMENT DISCUSSION

                                           OUTSTANDING BALANCES




MERGER

On April 19, 1996, Citizens First Bancshares, Inc. was merged into Citi-Bancshares, Inc. The merger was accounted for as a pooling of interest and accordingly the financial information shown here is shown as if the two institutions had been together during the prior periods.


LOANS

Gross loans at June 30, 1996 were up $21,994,000 over December 31, 1995, an annualized increase of 17.35%. This is up from the $13,849,000 growth we enjoyed in the first six months of last year. Our loan growth in the first six months of this year was primarily in residential and commercial real estate mortgages. Real Estate loans grew approximately $14,548,000 or 14.53% in the first six months of 1996. The Company also experienced growth in the commercial loan portfolio of $7,009,000 or 57.27% on an annualized basis from the end of the previous year ended December 31, 1995. The ratio of gross loans to total deposits for June 30, 1996 was 60.40% compared to 54.64% at year-end 1995.



                                              (in thousands)
                                                           $           %
                                   6/30/96   12/31/95    GROWTH     GROWTH

Commercial, Financial
   and Agricultural             $   31,487   $ 24,478  $  7,009      57.27%
Real Estate                        214,733    200,185    14,548      14.53%
Installment Loans                   29,284     28,847       437       3.03%
Loans Receivable                  $275,504   $253,510   $21,994      17.35%

DEPOSITS

Total deposits at June 30, 1996 were up $4,510,000 over December 31, 1995, an annualized increase of 2.00%. In comparison, deposits grew $13,323,000 in the same period last year. Non-interest bearing deposits decreased $720,000 from December 31, 1995 to June 30, 1996 and interest-bearing deposits increased $5,230,000 during the same period. From December 31, 1995 to June 30, 1996 we saw the following change in interest-bearing deposits:


                                                  (in thousands)
                                                               $          %
                                      6/30/96   12/31/95    GROWTH     GROWTH

Demand                             $   55,438  $  59,679  $( 4,241)   (  7.11%)
Savings                                95,863     92,243     3,620       3.92%
Time                                  257,598    251,747     5,851       2.32%
Total Interest-Bearing               $408,899   $403,669  $  5,230       1.30%

Non-Interest Bearing                $  47,209  $  47,929   $ ( 720)    ( 1.50%)

Total Deposits                       $456,108   $451,598    $4,510       1.00%

                                  Annualized Total Deposit Growth: 2.00%


                                           NET INTEREST INCOME


INTEREST INCOME

The interest income on earning assets was $9,421,000 in the second quarter of 1996, an increase of $149,000 when compared to the second quarter of 1995. The increase in income was due entirely from the increase in outstanding loan balances. The rates paid on loans actually decreased in the second quarter of 1996 and had the same result on interest income.



INTEREST EXPENSE

Interest expense was $4,456,000 in the second quarter of 1996, an decrease of $ 23,000 when compare to the same period in 1995. Most of the decrease in interest expense is due to the decrease in rates paid by the bank in the second quarter of 1996. The net interest margin remained fairly stable in the second quarter of 1996. The dollar volume of interest bearing deposits increased $14,776,000 from the ending of second quarter 1996 as compared to the ending balance of second quarter 1995.


NET INTEREST INCOME

Second quarter net interest income in 1996 was $4,965,000, an increase of $172,000 over the second quarter 1995 level of $4,793,000.

                                               LOAN QUALITY



PROVISION/ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $50,000 in the second quarter of 1996. This is a decrease of $45,000 when compared to the 1995 second quarter loan provision of $95,000. The decrease in the provision is a direct benefit of the continued improvement of our asset quality of the bank.



Year-to-date net charge-off in the first six months of 1996 are $18,000 compared to net recoveries of $6,000 for the first six months of 1995.

The allowance for loan losses as a percentage of gross loans is as follows:


                                             06/30/96           12/31/95

ALL/Gross Loans                                1.39%              1.50%
Actual $ in Loan Loss Reserve               $3,842,000        $3,800,000




The bank decided to reduce the Reserve for Loss on Loans as a percentage of Total Loans in the first six months of 1996 due to the urging by the bank's regulators. The regulators commented that the percentage was a little high due to the impressive quality of the bank's loan portfolio.

RISK ELEMENTS

All loan delinquencies over 30 days past due and all loans on non-accrual as a percentage of total loans are reflected below:

                                          6/30/96       12/31/95       6/30/95

Total Loan Delinquencies                    0.27%         0.31%         0.42%
Total Non-Accrual Loans                     0.41%         0.35%         0.33%
Total Delinquencies and
    Non-Accruals                            0.68%         0.66%         0.75%

Other Real Estate Owned (O.R.E.O.) consists primarily of foreclosed real estate and has decreased in the past year as the Company disposed of O.R.E.O. in an improving economy:

                                         6/30/96       12/31/95       6/30/95

O.R.E.O. / Total Real
    Estate Loans                           0.22%         0.46%         0.35%
Actual $ In O.R.E.O.                     $468,000       $663,000    $613,000


All O.R.E.O. has been written down to the current appraised value at the time the bank took ownership.

                                           NON-INTEREST INCOME


Non-interest income for the second quarter of 1996, net of securities gains/ losses was $980,000, an increase of $306,000 or 45.40% over the second quarter of 1995 figure of $674,000. The increase in non-interest income was due mostly to the increase in service charges on deposit accounts.

Losses on the sale of securities in the second quarter of 1996 were $22,000 as compared to $18,000 gain on sales of securities in the second quarter of 1995.

The Company will continue to manage its securities portfolio in this moderately progressive yield curve rate environment to sell any lower yielding securities and purchase higher yielding investments as the opportunity arises.

Trust income for the second quarter of 1996 was up $33,000 over the same period a year ago.


                                           NON-INTEREST EXPENSE


The Company's non-interest expense was $3,183,000 in the second quarter of 1996, up $69,000 or 2.22% from the corresponding period in 1995. Included in the non-interest expense classification for the second quarter of 1996 is the cost of the merger with Citizens First Bank of Ocala. The merger accounted for approximately $128,000 in non-interest expense in the second quarter of 1996 related to the legal and accounting work required by the merger.

Management continues to emphasize expense control in all areas as evidenced by the Bank Holding Company Performance Report for March 31, 1996, which compares our holding company to 248 holding companies in our peer group.


                                      3/31/96         3/31/95
                                        OUR             PEER
                                      COMPANY          GROUP

Overhead Expense as Percentage
   of Average Assets                    2.30%           3.26%


                                                NET INCOME


Second quarter net income for 1996 was up $309,000 from the second quarter of 1995.

Earnings per share for the second quarter of 1996 were $0.44 compare to $0.37 per share from total income in the second quarter of 1995.

The annualized return on average assets for the second quarter as of June 30, 1996 is 1.51% compared to 1.36% for the same period in 1995. The annualized year to date return on average assets is 1.53% in 1996 as compared to 1.37% for the same period in 1995.

The annualized return on average equity, excluding the impact of FASB 115, for the second quarter of 1996 is 16.07% as compared to the second quarter of 1995 return on average equity of 15.25%. The annualized year to date return on average equity for 1996, including the effects of FASB 115, is 16.49% as compared to the comparable period in 1995 of 15.44%.


                                                 CAPITAL


Total stockholders' equity, excluding the effect of FASB 115, was $50,234,000 on June 30, 1996, an increase of $3,169,000 over the December 31,1995 level of $47,065,000. This 6.73% increase in capital was provided entirely through retained earnings. Citi-Bancshares, Inc. has changed it's dividend payment policy from an annually payable dividend to a quarterly payable dividend beginning in January of 1996.

When including the effect of FASB 115 by adding in the net unrealized gain on securities classified "available-for-sale" the June 30, 1996 total stockholders' equity is $48,453,000 compared to year-end 1995 stockholders' equity of $50,884,000. On December 31,1995 the Company had $3,819,000 in net unrealized gain on securities classified as "available-for-sale" compared to $(1,781,000) in unrealized losses on June 30, 1996. As a percentage of total assets, stockholders' equity including adjustments for FASB 115, increase from 9.80% on December 31, 1995 to 9.36% on June 30, 1996. Excluding the impact of FASB 115, stockholders' equity as a percentage of total assets was 9.06% on December 31, 1995 compared to 9.70% on June 30, 1996.

Risk Based Capital Ratios



Risk based capital ratios, excluding the effect of FASB 115, are shown below:

                                                                     REGULATORY
                                             ACTUAL                    MINIMUM
                                             6/30/96                   12/31/95


Tier I Risk Based Capital
     (Tier I : Stockholders' Equity
     / Risk Based Assets at Quarter
     End)                                      18.42%                     4.0%

Total Risk Based Capital
    (Total :  Stockholders' Equity
      plus Loan Loss Reserve  /
      Risk Based Assets at Quarter
      End)                                     19.67                      8.0%


     Leverage Capital ( excluding
           FASB 115)
           (Stockholders' Equity  /
             Average Total Assets for
              the Quarter)                      9.36%                     3.0%


                                                 SUMMARY


The Company continues to enjoy good earnings and growth through the second quarter of 1996. While interest margins have remained moderate in the last six months, good investments portfolio management, expense control and loan growth have all contributed to this profitability. "Other Real Estate Owned" and non-performing assets have remained at very satisfactory levels.

The Company has no securities in its investments portfolio that equal 10% or more of our capital as of June 30, 1996. The unrealized losses in the investment portfolio on securities classified "available-for-sale" on June 30, 1996 were $(1,781,000). These numbers are shown without any consideration of income tax effects. While FASB 115 requires the "available-for-sale" securities be shown at the market value we would receive if they were sold, the majority of these securities will be held to maturity and no gain or loss will be incurred. Management opted at year-end 1995 to put 100% of its portfolio the available-for-sale classification simply to provide the flexibility needed to maintain liquidity and reposition its portfolio as necessary. Management does not know of any loans not already classified or on non-accrual that would materially impact future operating results, liquidity or capital resources.
Nor does Management know of any trends, events, current regulatory proposals or uncertainties that will have, or that are reasonably likely to have material effect on the Company's liquidity, capital, resources or operations.

Item 5.    Other Information



As previously mentioned, Citizens First Bancshares, Inc., Ocala, Florida was
merged into Citi-Bancshares, Inc. on April 19, 1996.   The merger was accounted
for as a pooling of interest and accordingly the figures reported herein reflect the merger as if the two institutions had been together during the previous periods.