Form 10-Q
period 1996-09-30
CITI BANCSHARES INC
filed 1996-11-14
CIK 715991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996

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

                                                             352-787-5111
                           (Registrant's telephone number, including area code)

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

Item 5.  Other Information
                      See attached.

Item 6.  Exhibits and Reports on Form 8-K
                    On November 8, 1996 the Company filed a current report on Form 8-K (dated October 31, 1996) with respect to the agreement between the company and Huntington Bancshares Incorporated pursuant to which the company will be merged with and into Huntington.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CITI-BANCSHARES, INC.
                                                            (REGISTRANT)

DATED:  November 12, 1996                            By  /s/ K. W. Mullis
                                                          K. W. Mullis
                                                           PRESIDENT

DATED:  November 12, 1996                     By  /s/ T. Michael Killingsworth
                                                      T. Michael Killingsworth
                                                           SECRETARY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   CITI-BANCSHARES, INC. AND SUBSIDIARY - LEESBURG, FLORIDA
                                        (IN THOUSANDS)


                                            ASSETS


                                                 (Unaudited)          (Audited)        (Unaudited)
                                             Month End as            Year End as    Month End as
                                             of 9/30/96              of 12/31/95    of 9/30/95
                                             -----------          -----------------------------

Cash and Demand Deposits Due From Banks         $17,606             $17,833            $16,946
Investment Securities ( Market Value 9/30/96 -
   $202,535; 12/31/95 - $228,916; 9/30/95 -
   $217,723)                                    202,535             228,916            215,284
Fed Funds Sold                                    4,135               7,392              9,410
Loan Receivables                                287,009             253,510            246,655
Less:  Unearned Income                             (614)               (826)              (906)
          Allowance for Loan Losses              (3,949)             (3,800)            (3,637)
                                             -----------          ----------        -----------
Loan Receivables, Net                           282,446             248,884            242,112
Real Estate Owned                                   528                 663                613
Premises and Equipment, Net                       9,941               9,285              8,311
Accrued Interest Receivable                       5,078               4,515              4,587
Other Assets                                      2,096               1,986              2,166
                                             -----------          ----------        -----------
  Total Assets                                  524,365             519,474            499,429
                                             ===========          ==========        ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
   Deposits:
      Noninterest-Bearing                        45,971              47,929             41,581
      Interest-Bearing                          412,650             403,669            397,679
                                             -----------          ----------        -----------
   Total Deposits                               458,621             451,598            439,260
                                             -----------          ----------        -----------
Federal Funds Purchased and Securities Sold
    Under Agreement to Repurchase                 9,105               8,498              7,834
Accrued Interest Payable                          3,542               4,180              4,029
Other Liabilities                                 1,053               4,314                972
                                             -----------          ----------        -----------
Total Liabilities                               472,321             468,590            452,095
                                             -----------          ----------        -----------
Stockholders' Equity
  Common Stock - Par Value $.01 Per Share;
    Authorized 10,000,000 Shares; Issued
     4,609,402 Shares                                46                  46                 46
Capital Surplus                                  15,309              15,052             15,052
Retained Earnings                                37,145              32,759             32,504
Less:  Treasury Stock at Cost (136,988
   Shares)                                         (792)               (792)              (792)
Unrealized (Losses) on Certain Securities           336               3,819                524
Total Stockholders' Equity                       52,044              50,884             47,334
                                             -----------          ----------        -----------
Total Liabilities and Stockholders' Equity     $524,365            $519,474           $499,429
                                             ===========          ==========        ===========

                                   See accompanying notes.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                   (UNAUDITED)
                                  (IN THOUSANDS)



                                                         Nine Months Ended              Three Months Ended
                                                           September 30,                  September 30,
                                                        --------------------        ---------------------------

                                                          1996      1995               1996             1995
                                                        --------- ----------        -----------        --------

Interest Income
   Loans, Including Fees                                  17,554     15,942              6,085           5,582
   Investment Securities:
      Taxable                                              8,052      8,825              2,501           3,024
      Exempt From Federal Income Taxes                     2,653      2,113                904             686
                                                        --------- ----------        -----------        --------
  Total Investment Securities                             10,705     10,938              3,405           3,710
  Federal Funds Sold                                         372        581                149             230
                                                        --------- ----------        -----------        --------
Total Interest Income                                     28,631     27,461              9,639           9,522
                                                        --------- ----------        -----------        --------
Interest Expense
    Deposits                                              13,228     12,779              4,440           4,522
    Securities Sold Under Repurchase Agreements              300        263                107              98
                                                        --------- ----------        -----------        --------
Total Interest Expense                                    13,528     13,042              4,547           4,620
                                                        --------- ----------        -----------        --------
Net Interest Income                                       15,103     14,419              5,092           4,902
Provision For Loan Losses                                    200        255                150             130
                                                        --------- ----------        -----------        --------
Net Interest Income After Provision For Loan              14,903     14,164              4,942           4,772
                                                        --------- ----------        -----------        --------
     Losses
Noninterest Income
   Investment Securities (Losses) Gains                       24         29                 35              26
   Service Charges on Deposits Accounts                    1,571      1,175                509             416
   Trust Income                                              700        629                236             212
   Other Income                                              368        293                104             104
                                                        --------- ----------        -----------        --------
Total Noninterest Income                                   2,663      2,126                884             758
                                                        --------- ----------        -----------        --------
Noninterst Expense
    Salaries and Employee Benefits                         5,043      4,881              1,760           1,654
    Occupancy Expense                                        940        998                320             325
    Equipment Expense                                        906        756                321             243
   Other Expenses                                          2,552      2,568                740             681
                                                        --------- ----------        -----------        --------
Total Noninterest Expense                                  9,441      9,203              3,141           2,903
                                                        --------- ----------        -----------        --------
Income Before Income Taxes                                 8,125      7,087              2,685           2,627
Provision For Income Taxes                                 2,179      1,908                711             734
                                                        --------- ----------        -----------        --------
Net Income                                                $5,946     $5,179             $1,974          $1,893

                                                        ========= ==========        ===========        ========

Earnings Per Common Share and Common
   Shares Equivalent
                                                              $1.33      $1.16              $0.44           $0.42
                                                        ========= ==========        ===========        ========

 Average Number of Shares                                  4,484      4,482              4,486           4,483
                                                        ========= ==========        ===========        ========

                                           See accompanying notes.
                                              2

        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                 (IN THOUSANDS)


                                                                                                              Unrealized
                                                                                                             Gains (Losses)
                                                  Common            Capital       Retained       Treasury     on Certain
                                                   Stock            Surplus       Earnings          Stock      Securities     Total

Balances, December 31, 1994
 (Audited)                                          $42             $11,208       $27,338          ($792)    ($3,820)       $33,976
 Common Stock Issued For
 Pooled Bank Acquired April 16,
 1996                                                 4           3,844           (12)              0            (80)        $3,756
                                          -------------- ---------------  ------------   -------------  -----------------  ---------
Balances, December 31, 1994
After Stock Issued For
Pooled Bank                                          46          15,052        27,326            (792)            (3,900)    37,732
     Net Income                                       0               0         7,214               0                  0      7,214
     Cash Dividend Declared
       ($.44 Per Share)                               0               0        (1,781)              0                  0     (1,781)
     Unrealized Gains on
        Certain Securities                            0               0             0               0              7,719      7,719
                                          -------------- ---------------  ------------   -------------  ----------------- ----------
Balances, December 31, 1995                          46          15,052        32,759            (792)             3,819     50,884
     Net Income                                       0               0         5,946               0                  0      5,946
     Cash Dividend Declared
    ($.12 Per Share Per Quarter)                      0               0        (1,560)              0                  0     (1,560)
Pre-Merger Options Exercised
 For Stock of Acquired Company                        0             181             0               0                  0        181
Stock Options Grants                                  0              76             0               0                  0         76
Unrealized (Loss) on Certain
  Securities                                          0               0             0               0             (3,483)    (3,483)
                                          -------------- ---------------  ------------   -------------  -----------------    -------
Balances, September 30, 1996                        $46         $15,309       $37,145           ($792)              $336    $52,044
                                          ============== ===============  ============   =============  =================  =========

                                                             3
                             See accompanying notes.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        -----------------------------

                                                                                            1996            1995
                                                                                        --------------  -------------
Cash Flows From Operating Activities
   Net Income                                                                                  $5,946         $5,179
   Adjustments to Reconcile net Income to Net Cash
      Provided By Operating Activities:
          Provision For Loan Losses                                                               200            255
          Depreciation                                                                            653            544
          Loss on Fixed Asset Disposals                                                           157              0
          Net Amortization/(Accrection) of Discount on Investments                                145           (327)
          (Gain on Sale of Land                                                                  (194)             0
          (Gain) on Sale of Investments and Real Estate Owned                                     (28)           (30)
          Net Amortization of Deferred Loan Fees                                                 (357)          (143)
          (Increase) in Accrued Interest Receivable                                              (563)          (455)
          (Decrease) in Accrued Interest Payable                                                 (638)         1,599
          Other                                                                                    24            590
                                                                                        --------------  -------------
 Net Cash Provided By Operating Activities                                                      5,345          7,212
                                                                                        --------------  -------------

Cash Flows From Investing Activities
   Proceeds From Sales of Investment Securities                                                59,474         65,151
   Proceeds From Maturities of Investment Securities                                            9,792         21,120
   Purchases of Investment Securities                                                         (48,511)       (82,767)
   Net (Increase) in Loan Receivables                                                         (33,548)       (24,104)
   Proceeds From Sale of Real Estate Owned                                                        278            102
   Proceeds From Sale of Land                                                                     296              0
   Purchases of Premises and Equipment                                                         (1,568)        (1,027)
                                                                                        --------------  -------------
Net Cash ( Used In) Investing Activities                                                      (13,787)       (21,525)
                                                                                        --------------  -------------

Cash Flows From Financing Activities
  Pre-Merger Stock Activity of Acquired Company                                                   181            810
   Net Increase in Demand Deposits, NOW Accounts, and
       Savings Accounts                                                                           836            593
    Net Increase in Certificates of Deposit                                                     6,187         22,569
    Net Increase in Federal Funds Purchased and Securities
        Sold Under Agreements to Repurchase                                                       607            961
    Dividends Paid                                                                             (2,853)        (1,417)
                                                                                        --------------  -------------
Net Cash Provided By Financing Activities                                                       4,958         23,516
                                                                                        --------------  -------------

Net (Decrease) in Cash and Cash Equivalents                                                    (3,484)         9,203
Cash and Cash Equivalents, Beginning of Period                                                 25,225         17,153
                                                                                        --------------  -------------
Cash and Cash Equivalents, End of Period                                                      $21,741        $26,356
                                                                                        ==============  =============


                                              See accompanying notes.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA
                                              (UNAUDITED)
                                             (IN THOUSANDS)
                                               (CONCLUDED)

                                                                                              Nine Months Ended
                                                                                               September 30,
                                                                                        -----------------------------



                                                                                            1996            1995
                                                                                        --------------  -------------
Supplemental Disclosures of Cash Flow Information



Cash and Cash Equivalents
   Cash and Demand Deposits Due From Banks                                                    $17,606        $16,946
   Federal Funds Sold                                                                           4,135          9,410
Total Cash and Cash Equivalents                                                               $21,741        $26,356
                                                                                       =============================


Interest Paid                                                                                 $14,166        $11,444
                                                                                        ==============  =============


Income Taxes Paid                                                                              $1,981         $1,476
                                                                                        ==============  =============

Disposal of Premises and Equipment

   Cost Basis                                                                                    $921              2
   (Accumulated Depreciation)                                                                    (764)             0
                                                                                        --------------  -------------
   Total                                                                                         $157              2
                                                                                        ==============  =============


Gain on Land Sale

Proceeds Received                                                                                 296              0
Cost Basis                                                                                       (102)             0
                                                                                        --------------  -------------
Gain                                                                                              194              0
                                                                                        ==============  =============

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

In the opinion of the Company's management, all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the period then ended have been included and are of a normal and recurring nature.

Certain amounts for 1996 and 1995 were reclassified to conform with statement presentation for September 30, 1996. These reclassifications have no effect on stockholders' equity or net income as previously reported.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA



Note 3 -    Loans and Allowance For Loan Losses

              Major categories of loans included in the loan portfolio are:

                                                                                    (In Thousands)
                                                                          ---------------------------------
                                                                           (Unaudited)     (Audited)    (Unaudited)
                                                                            9/30/96        12/31/95        9/30/95

Commercial, Financial and Agricultural                                    $   30,814      $   24,478     $  23,196
Real Estate                                                                  225.678         200,185       195,453
Installment Loans                                                             30,517          28,847        28,006
                                                                         -----------        -----------   ----------
Loans Receivable                                                           $ 287,009       $ 253,510      $246,655
                                                                              =======       =======    ========

Changes in the allowance for loan losses are summarized as follows:


                                                                                   (In Thousands)
                                                                          ---------------------------------
                                                                           (Unaudited)     (Audited)   (Unaudited)
                                                                             9/30/96        12/31/95     9/30/95

Balance, Beginning of Period                                             $    3,800        $  3,404   $ 3,404
  Additions:
      Provision Charged to Expense                                              200             255       255
      Recoveries on Loans Previously
             Charged Off                                                         83             308        81
                                                                          ----------      -----------    ------
  Total Additions                                                               283             563        336
   (Loans Charged Off)                                                         (134)           (167)      (103)
                                                                        ------------      ----------      ------
Balance, End of Period                                                    $   3,949        $   3,800  $  3,637
                                                                            =======          =======     ======


Note 4 -   Unrealized Gain on Securities Available -For-Sale

Effective December 31, 1993, the Company adopted the investment categorization and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB No.115), Accounting for Certain Investments in Debt and Equity Securities.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA


Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects of the statement of stockholders' equity as of September 30, 1996, December 31, 1995, and September 1995:

                                                                             ( In Thousands)
                                                          ----------------------------------------------------
                                                                    (Unaudited)         (Audited)   (Unaudited)
                                                                      9/30/96            12/31/95      9/30/95
                                                                    ------------      ------------- ----------
Gross Unrealized Gains on Investments
         Securities Available-For-Sale                            $       531        $    6,040     $    821
Deferred Income Tax  Asset (Liability) on
         Unrealized Gain                                                 (195)           (2,221)        (298)
                                                                       ---------         ----------   --------
Net Increase in Stockholders'
       Equity                                                     $       336        $    3,819      $   523
                                                                        ========        ========       ======

Note 5 -   Premises and Equipment

A summary of premises and equipment is as follows:

                                                                             ( In Thousands)
                                                                   ---------------------------------------------------
                                                                      (Unaudited)     (Audited)     (Unaudited)
                                                                         9/30/96       12/31/95      9/30/95
                                                                        --------------  --------- -------------
Land                                                                  $   1,451      $   1,518     $  1,518
Buildings                                                                 9,526          7,969        7,546
Furniture, Fixtures and Equipment                                         6,237          6,274        6,000
Construction in Process                                                       0            963          463
                                                                       ---------        -------     --------
                                                                         17,214         16,724       15,527
(Accumulated Depreciation)                                               (7,273)        (7,439)      (7,216)
                                                                      ----------        -------     ---------

Total Premises and Equipment                                           $  9,941        $ 9,285      $ 8,311
                                                                         ======         =======      ======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            CITI-BANCSHARES, INC., AND SUBSIDIARY - LEESBURG, FLORIDA



Note 6 -   Deposits


                                                                               ( In Thousands)
                                                                   ---------------------------------------------------
                                                                      (Unaudited)     (Audited)     (Unaudited)
                                                                         9/30/96      12/31/95         9/30/95
                                                                        ---------  -----------        --------
Demand                                                              $   56,830       $   59,679     $  50,807
Savings                                                                 97,886           92,243       102,831
Time                                                                   257,934          251,747       244,041
                                                                     ----------      ------------    -------------
 Total Interest-Bearing Accounts                                    $  412,650        $ 403,669     $ 397,679
                                                                      ========          =======       =======


Note 7 -     Stock Option Plan

 In 1994, the Company adopted a stock option plan for granting nonqualified stock options to specified officers. The nonqualified stock options are granted to the officers provided the Bank meets certain target performance and asset quality criteria. The stock options, after a two-year vesting requirement, are exercisable at a price equal to the book value per share, net of FASB No. 115. The company follows APB Opinion No. 25, Accounting for Stock Issued to Employees in recognizing stock options. Total shares outstanding at September 30, 1996 was 23,750.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Citi-Bancshares, Incorporated (the Company) is a one bank holding company located in Leesburg, Florida. It's sole subsidiary, Citizens National Bank, operates full-service banking offices in central Florida. Citizens National Bank, a national bank organized under the laws of the United States, operates from its main office in Leesburg and ten branches in Eustis, Fruitland Park, Lady Lake, Leesburg, Ocala, Summerfield and Tavares. Citizens National Bank has eleven offices including the main office in Leesburg.


Third Quarter 1996


The following is a discussion of the company's financial performance, results of operations and overall financial condition. This discussion should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.


                               FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $282,446,000 at September 30, 1996, $40,334,000 or 16.66% more than at
September 30, 1995,  and  $33,562,000  or 13.48% more than at December 31, 1995.
Gross loans at September 30, 1996 were up $33,499,000 over December 31, 1995, an increase of 13.21%. This is up from the $21,867,000 growth we enjoyed in the first nine months of last year. Our loan growth in the first nine months of this year was primarily in residential and commercial real estate mortgages. Real Estate loans grew approximately $25,493,000 or 12.73% in the first nine months of 1996. The Company also experienced growth in the commercial loan portfolio of $6,336,000 or 25.88% from the end of the previous year ended December 31, 1995. The ratio of gross loans to total deposits for September 30, 1996 was 62.58% compared to 54.64% at year-end 1995.


                                                                        (in thousands)
                                                                                        Dollar   Percentage
                                                                   9/30/96   12/31/95    Growth    Growth

Commercial, Financial
   and Agricultural                                             $   30,814  $  24,478  $   6,336   25.88%
Real Estate                                                        225,678    200,185     25,493   12.73%
Installment Loans                                                   30,517     28,847      1,670    5.79%
Loans Receivable                                                  $287,009    253,510    $33,499   13.21%

All loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80%. Nearly all of the residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ( FNMA) or Federal Home Mortgage Corporation (FHLMC) guidelines.

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets and liabilities, when possible. At September 30, 1996, approximately $108,063,000 or 84.78% of the Company's mortgage loan balances secured by residential properties were adjustable.

The Company's charge-offs for residential real estate loans have been minimal, with no charge offs related to residential real estate loans for the first nine months of 1996 and $9,430 for all of 1995.

At September 30, 1996 the Company had commitments to make loans (excluding unused equity lines of credit and credit card lines) of $23,061,000, compared to $17,955,000 at September 30, 1995.



DEPOSITS

Total deposits at September 30, 1996 were up $7,023,000 over December 31, 1995, an increase of 2.07%. In comparison, deposits grew $15,355,000 in the same period last year. Non-interest bearing deposits decreased $1,958,000 from December 31, 1995 to September 30,1996 and interest-bearing deposits increased $8,981,000 during the same period. From December 31, 1995 to September 30, 1996 we saw the following change in interest-bearing deposits:

                                                                           (in thousands)
                                                                                           $           %
                                                                                         Dollar   Percentage
                                                                   9/30/96   12/31/95    GROWTH     GROWTH

Demand                                                         $   56,830  $ 59,679   $( 2,849)  (  4.77%)
Savings                                                            97,886    92,243      5,643      6.12%
Time                                                              257,934   251,747      6,187      2.46%
Total Interest-Bearing                                           $412,650  $403,669   $  8,981      2.23%

Non-Interest Bearing                                            $  45,971  $ 47,929   $ (1,958)   ( 4.09%)

Total Deposits                                                   $458,621  $451,598     $7,023      1.56%


                                EARNINGS SUMMARY



                               NET INTEREST INCOME


INTEREST INCOME

The interest income on earning assets was $9,639,000 in the third quarter of 1996, an increase of $117,000 when compared to the third quarter of 1995. The increase in income was due entirely from the increase in outstanding loan balances. The rates paid on loans actually decreased in the third quarter of 1996 which had a negative impact on interest income.



INTEREST EXPENSE

Interest expense was $4,547,000 in the third quarter of 1996, a decrease of $ 73,000 when compare to the same period in 1995. Most of the decrease in interest expense is due to the decrease in rates paid by the bank in the third quarter of 1996 as compared to the third quarter of 1995. The net interest margin remained fairly stable in the third quarter of 1996. The dollar volume of interest bearing deposits increased $14,971,000 from the ending of third quarter 1996 as compared to the ending balance of third quarter 1995.


NET INTEREST INCOME

Net interest income for the third quarter of 1996 was $5,092,000, an increase of $190,000 over the third quarter 1995 level of $4,902,000.

                                  LOAN QUALITY



PROVISION/ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $150,000 in the third quarter of 1996. This is a increase of $20,000 over the 1995 third quarter loan provision of $130,000. The increase in the provision is a result of the growth in loans experienced in the third quarter of 1996.



Net charge-off in the first nine months of 1996 were $51,000 compared to net charge-offs of $15,000 for the first nine months of 1995.

The allowance for loan losses as a percentage of gross loans is as follows:

                                                         09/30/96           12/31/95
ALL/Gross Loans                                            1.38%              1.50%
Actual $ in Loan Loss Reserve                         $3,949,000         $3,800,000



The Company decided to reduce the Reserve for Loss on Loans as a percentage of Gross Loans in the first nine months of 1996 due to the urging by the Company's regulators. The regulators commented that the percentage was a little high due to the impressive quality of the Company's loan portfolio.

The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 305.41% at September 30, 1996, compared to 132.40% at September 30, 1995.

Management determines the provision for loan losses which is charged to operations by regularly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency, there exists factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.

RISK ELEMENTS

All loan delinquencies over 30 days past due and all loans on non-accrual as a percentage of total loans are reflected below:

                                                                     9/30/96       12/31/95       9/30/95

Total Loan Delinquencies                                               0.38%          0.31%         0.71%
Total Non-Accrual Loans                                                0.46%          0.35%         0.28%
Total Delinquencies and
    Non-Accruals                                                       0.84%          0.66%         0.99%

Other Real Estate Owned (OREO) consists primarily of foreclosed real estate and has decreased in the past year as the Company disposed of OREO. in an improving economy:

                                                                        9/30/96       12/31/95       9/30/95

OREO / Total Real
    Estate Loans                                                         0.23%           0.46%       0.31%
Actual $ In OREO                                                      $528,000        $662,000    $613,000


All OREO has been written down to the current appraised value at the time the bank took ownership.

                               NON-INTEREST INCOME


Non-interest income for the third quarter of 1996, net of securities gains/losses from securities sales was $849,000, an increase of $117,000 or 15.98% over the third quarter of 1995 figure of $732,000. The increase in non-interest income was due primarily to the increase in service charges on deposit accounts. Noninterest income, net of gains and losses from securities sales, for the first nine months of 1996 increased $542,000 or 25.85%.

Gains on the sale of securities in the third quarter of 1996 were $35,000 as compared to $26,000 of gains on sales of securities in the third quarter of 1995.

The Company will continue to manage its securities portfolio in this moderately progressive yield curve rate environment to sell any lower yielding securities and purchase higher yielding investments as the opportunity arises.

Trust income for the third quarter of 1996 was up $24,000 over the same period a year ago.


                              NON-INTEREST EXPENSE


The Company's non-interest expense was $3,141,000 in the third quarter of 1996, an increase of $238,000 or 8.20% from the corresponding period in 1995. Included in the non-interest expense classification for the third quarter of 1996 is the non-capitalizable cost associated with the new wide area network that the Company installed this year. Also, there were some cost paid in the third quarter that were associated with the merger of Citizens First Bank of Ocala that was merged in the second quarter of 1996.

Management continues to emphasize expense control in all areas as evidenced by the Bank Holding Company Performance Report for June 30, 1996, which compares our holding company to 165 holding companies in our peer group:

                                                                                  6/30/96      6/30/96
                                                                                     OUR         PEER
                                                                                   COMPANY      GROUP

Overhead Expense as Percentage
   of Average Assets                                                                2.54%       3.25%

At September 30, 1996 the Company held $202,535,000 in it's securities portfolio. This is a decrease of $12,749,000 or .059% from the amount at September 30, 1995. The securities portfolio as a percentage of earnings assets was 41.76% at September 30, 1996, compared to 47.07% at September 30, 1995. The decrease is directly related to the increase in the demand for loans.


                                   NET INCOME


Net income for the third quarter of 1996 totaled $1,974,000 or 0.44 per share, compared with $1,893,000 or $0.42 per share in the third quarter of 1995.

Earnings per share for the third quarter of 1996 were $0.44 compare to $0.42 per share from total income in the third quarter of 1995.

Earnings in 1996 were favorably impacted by the increase in the demand for loans, the increase in noninterest income and the continued control of noninterest expenses.

The annualized return on average assets for the third quarter was 1.51% compared to 1.52% for the same period in 1995. The annualized return on average assets for the first nine months of 1996 was 1.53% as compared to 1.42% for the same period in 1995.

The annualized return on average equity, including the impact of FASB 115, for the third quarter of 1996 was 15.63% as compared to the third quarter of 1995 annualized return on average equity of 16.50%. The annualized return on average equity for the first nine months of 1996, including the effects of FASB 115, was 16.18% as compared to 15.79% for the comparable period in 1995.

                                CAPITAL RESOURCES

Total stockholders' equity, excluding the effect of FASB 115, was $51,708,000 on September 30, 1996, an increase of $4,643,000 over the December 31,1995 level of $47,065,000. This 9.87% increase in capital was provided entirely through retained earnings. The Company has changed it's dividend payment policy from an annually payable dividend to a quarterly payable dividend beginning in January of 1996.

When including the effect of FASB 115 by adding in the net unrealized gain on securities classified "available-for-sale" the September 30, 1996 total stockholders' equity is $52,044,000 compared to year-end 1995 stockholders' equity of $50,884,000. On December 31,1995 the Company had $3,819,000 in net unrealized gain on securities classified as "available-for-sale" compared to $ 336,000 in unrealized gains on September 30, 1996. As a percentage of total assets, stockholders' equity including adjustments for FASB 115, increase from 9.80% on December 31, 1995 to 9.93% on September 30, 1996. Excluding the impact of FASB 115, stockholders' equity as a percentage of total assets was 9.06% on December 31, 1995 compared to 9.86% on September 30, 1996.

Risk Based Capital Ratios



Risk based capital ratios, excluding the effect of FASB 115, are shown below:

                                                                                           REGULATORY
                                                                 ACTUAL       ACTUAL          MINIMUM
                                                                9/30/96       9/30/95         12/31/95


Tier I Risk Based Capital
     (Tier I : Stockholders' Equity
     / Risk Based Assets at Quarter
     End)                                                      19.13%          18.77%             4.0%

Total Risk Based Capital
    (Total :  Stockholders' Equity
      plus Loan Loss Reserve  /
      Risk Based Assets at Quarter
      End)                                                     20.38%          20.02%             8.0%


     Leverage Capital ( excluding
           FASB 115)
           (Stockholders' Equity  /
             Average Total Assets for
              the Quarter)                                      9.86%           9.31%             3.0%




                            INTEREST RATE SENSITIVITY


Interest rate movements and deregulation of interest rates have made managing the Company's interest rate sensitivity increasingly important. The company's Asset/Liability Management Committee ( ALCO) is responsible for managing the Company's exposure to changes in market interest rates. The committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates to market conditions and changing interest rates.

Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that reprice at market interest rates within a relatively short period, defined here as one year or less. The differences between rate sensitive assets and rate sensitive liabilities represent the Company's interest sensitivity gap, which may be either positive (assets exceed liabilities) or negative (liabilities exceed assets).

On September 30, 1996, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.04%. This means that the Company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on its earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the Company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10 percent given an immediate change in interest rates (up or down) 200 basis points.


                              LIQUIDITY MANAGEMENT


Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit. At September 30, 1996, the Company had federal funds lines of credit available of $8,500,000.


                     IMPACT OF INFLATION AND CHANGING PRICES



The financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. However, inflation affects financial institutions' increased cost for goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items.

Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.



                                     SUMMARY


The Company continues to enjoy good earnings through the third quarter of 1996. While interest margins have remained moderate in the last nine months, good investment portfolio management, expense control and loan growth have all contributed to this profitability. "Other Real Estate Owned" and non-performing assets have remained at very satisfactory levels.

At September 30, 1996, the Company held $202,535,000 in its securities portfolio. This is a decrease of $12,749,000 or .059% from the amount at September 30,1995. The securities portfolio as a percentage of earning assets was 41.76% at September 30,1996, compared to 47.07% at September 30,1995. The decrease is directly related to the increase in the demand for loans. The Company has no securities in its investments portfolio that equal 10% or more of our capital as of September 30, 1996. The unrealized gains in the investment portfolio on securities classified "Available-for-sale" on September 30, 1996 were $ 336,000. These numbers are shown without any consideration of income tax effects. While FASB 115 requires the "available-for-sale" securities be shown at the market value we would receive if they were sold, the majority of these securities will be held to maturity and no gain or loss will be incurred.
Management opted at year-end 1995 to put 100% of its portfolio in the available-for-sale classification simply to provide the flexibility needed to maintain liquidity and reposition its portfolio as necessary. Management does not know of any loans not already classified or on non-accrual that would materially impact future operating results, liquidity or capital resources. Nor does Management know of any trends, events, current regulatory proposals or uncertainties that will have, or that are reasonably likely to have material effect on the Company's liquidity, capital, resources or operations.




Item 5.    Other Information



As previously mentioned, Citizens First Bancshares, Inc., Ocala, Florida was merged into Citi-Bancshares, Inc. on April 19, 1996. The merger was accounted for as a pooling of interest and accordingly the figures reported herein reflect the merger as if the two institutions had been together during the previous periods.